Form 10-Q
period 2017-03-31
MULESOFT, INC
filed 2017-05-10
CIK 1374684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38031

MuleSoft, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-5158650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Geary Street, Suite 400

San Francisco, California 94108

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (415) 229-2009

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2017, the number of outstanding shares of the Registrant’s Class A Common Stock was 14,950,000 and the number of outstanding shares of the Registrant’s Class B Common Stock was 113,836,874.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to attract and retain customers, including larger organizations;

•	our ability to deepen our relationships with existing customers;

•	our expectations regarding our customer growth rate;

•	our business plan and beliefs and objectives for future operations;

•	trends associated with our industry and potential market, including the adoption of application networks;

•	benefits associated with use of our platform and services;

•	our ability to develop or acquire new products and services, improve our platform and services and increase the value of our platform and services;

•	our ability to compete successfully against current and future competitors;

•	the network effects associated with our business;

•	our ability to further develop strategic relationships;

•	our ability to achieve positive returns on investments;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to increase our revenue, our revenue growth rate and our gross margin;

•	our future financial performance, including trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, billings, customers and dollar-based net retention rate;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;

•	our ability to attract, train, and retain qualified employees and key personnel;

•	our ability to maintain and benefit from our corporate culture;

•	our ability to successfully identify, acquire and integrate companies and assets;

•	our ability to successfully enter new markets and manage our international expansion; and

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MULESOFT, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$288,267	$35,101
Investments	51,318	63,361
Trade receivables, net of allowance for doubtful accounts of $583 and $446 as of March 31, 2017 and December 31, 2016	62,276	72,324
Prepaid expenses and other current assets	16,969	18,854

Total current assets	418,830	189,640
Investments, noncurrent	—	4,151
Property and equipment, net of accumulated depreciation of $4,552 and $3,925 as of March 31, 2017 and December 31, 2016	6,033	5,231
Restricted cash	395	671
Goodwill	603	787
Intangible assets, net	1,197	1,797
Other assets	1,124	661

TOTAL ASSETS	$428,182	$202,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,080	$1,879
Accrued expenses	10,447	7,797
Accrued compensation and related expenses	8,695	16,369
Deferred revenue	131,320	130,045

Total current liabilities	153,542	156,090
Deferred revenue, noncurrent	5,393	5,569
Other liabilities	1,118	1,176

TOTAL LIABILITIES	160,053	162,835

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock	—	255,946
Preferred stock	—	—
Common stock	—	1
Class A common stock	—	—
Class B common stock	3	—
Additional paid-in capital	516,051	22,241
Accumulated deficit	(246,378)	(236,230)
Accumulated other comprehensive loss	(1,547)	(1,855)

TOTAL STOCKHOLDERS’ EQUITY	268,129	40,103

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,182	$202,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Subscription and support	$50,594	$31,251
Professional services and other	10,311	7,780

Total revenue	60,905	39,031
Cost of revenue:
Subscription and support	4,048	2,580
Professional services and other	11,191	7,172

Total cost of revenue	15,239	9,752

Gross profit	45,666	29,279
Operating expenses:
Research and development	12,789	6,860
Sales and marketing	33,126	23,705
General and administrative	9,661	7,283

Total operating expenses	55,576	37,848

Loss from operations	(9,910)	(8,569)
Interest income	158	97
Other income (expense), net	(76)	1

Net loss before provision for income taxes	(9,828)	(8,471)
Provision for income taxes	313	280

Net loss attributable to common stockholders	$(10,141)	$(8,751)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.45)

Weighted-average shares used in computing net loss per share, basic and diluted	37,410,235	19,361,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(10,141)	$(8,751)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	311	(170)
Unrealized gains (losses) on investments	(3)	236

Other comprehensive income (loss)	308	66

Comprehensive loss	$(9,833)	$(8,685)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,141)	$(8,751)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Stock-based compensation	3,283	1,042
Depreciation and amortization	842	359
Amortization of investment premiums	112	183
Provision for doubtful accounts	136	(62)
Loss on disposal of property and equipment	32	—
Other	—	19
Changes in assets and liabilities:
Trade receivables	9,873	8,128
Prepaid expenses and other current assets	(111)	(524)
Other assets	(463)	(66)
Accounts payable	1,109	662
Accrued expenses	1,772	1,400
Accrued compensation and related expenses	(7,674)	(4,605)
Other liabilities	(278)	20
Deferred revenue	1,293	2,225

Net cash provided by (used in) operating activities	(215)	30

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(1,955)
Sales of investments	—	20,786
Maturities of investments	16,080	4,750
Purchases of property and equipment	(1,361)	(253)
Cash received related to acquisition	494	—

Net cash provided by investing activities	15,213	23,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in initial public offering	236,360	—
Note receivable	—	(250)
Repurchase of common shares	—	(92)
Proceeds from issuance of common stock upon exercise of options and warrants	2,078	574
Payment of costs related to initial public offering	(792)	—

Net cash provided by financing activities	237,646	232

Impact of foreign exchange on cash and cash equivalents	246	(130)

Net increase in cash	252,890	23,460
Cash, cash equivalents, and restricted cash, Beginning of period	35,772	22,383

Cash, cash equivalents, and restricted cash, End of period	$288,662	$45,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$143	$150

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Costs related to initial public offering, accrued but unpaid	$1,121	$—

Liability for purchase of property and equipment	$206	$54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of Business

MuleSoft, Inc. (“we” or “our”) was incorporated in the state of Delaware on April 12, 2006. We provide a single, unified platform that allows customers to connect their applications, data and devices and to enable a self-serve infrastructure through discoverable building blocks that can be used and reused to rapidly compose applications. Our customers use these building blocks to connect their SaaS applications, on-premises applications, cloud deployments, mobile devices and data into an “application network.” With an application network built with Anypoint Platform, organizations can transform into composable enterprises. We are the sole owner of the MuleSoft source code and all MuleSoft trademarks.

We have subsidiaries in Argentina, Australia, Canada, Germany, Hong Kong, Netherlands, New Zealand, Singapore, and the United Kingdom.

Initial Public Offering

On March 16, 2017, our Registration Statement on Form S-1 (File No. 333-216130) relating to the initial public offering (“IPO”) of our Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). Pursuant to such Registration Statement, we sold 14,950,000 shares of our Class A common stock at an initial public offering price of $17.00 per share for net proceeds of $232.7 million, net of underwriting discounts and commissions, and offering costs. Immediately prior to the closing of the IPO, all 86,030,961 shares of our then-outstanding convertible preferred stock were automatically converted and reclassified into Class B common stock, and all 27,685,793 shares of our then-outstanding common stock were automatically reclassified into Class B common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting, and include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been consolidated or omitted, and accordingly the consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our consolidated financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2016, included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on March 17, 2017.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple elements in revenue recognition, the uncollectible accounts receivable, valuation of long-lived assets, stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Restricted Cash

Restricted cash at March 31, 2017 and December 31, 2016 includes $326,000 and $308,000, respectively, which is used as collateral for letters of credit and bank guarantees issued in relation to certain leases and $69,000 and $364,000, respectively, of collateral used to secure credit cards which may not be used or transferred until the restriction is released by the issuing bank.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheets.

Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	As of March 31,
	2017	2016
Cash and cash equivalents	$288,267	$45,244
Restricted cash	395	599

Cash balance in consolidated statements of cash flows	$288,662	$45,843

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

For certain financial instruments, including cash and cash equivalents, accounts receivable and payable, as well as certain accrued liabilities, the recorded amount approximates estimated fair value due to their relatively short maturity period.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

Investments consist of investments in marketable equity securities that are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs.

Concentration of Credit and Other Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of trade receivables. Our trade receivables mainly result from subscription to our software products and professional services provided to our customers that are located primarily in the United States, Western Europe, and Australia. We review the need for allowances for potential losses from these trade receivables. At March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $583,000, and $446,000, respectively. No single customer accounted for ten percent or more of trade receivables as of March 31, 2017 and December 31, 2016. No single customer accounted for ten percent or more of total revenue for the three months ended March 31, 2017 and 2016.

We are dependent upon third parties, such as Amazon Web Services, in order to meet the uptime and performance requirements of our customers.

Revenue Recognition

We recognize revenue from the following sources: (1) subscription and support revenue, which is comprised of subscription fees from customers accessing our cloud-hosted software and from term-based licenses of our software and support services; (2) professional services and other revenue, which consists primarily of fees associated with consulting and training services related to the implementation and configuration of our platform and (3) royalty revenue from customers incorporating our software in their products.

On sales through our channel partners, we recognize revenue on a “sell in” basis as our contractual relationships with our channel partners do not depend on the sale of our products and services to their customers and payment from the channel partner is not contingent on receiving payment from the end customer. The contractual relationships with our channel partners do not allow returns, rebates, or price concessions.

We recognize revenue net of sales taxes and other applicable taxes when all of the following criteria are met: there is persuasive evidence of an arrangement, delivery has occurred or service has been performed, the fee is fixed or determinable, and collectability is probable.

Subscription Revenue from Cloud-Hosted Software

Subscription revenue from cloud-hosted software is recognized ratably over the subscription period.

Subscription and Support Revenue from Software Licenses

Software licenses for our enterprise software are sold with support services and are generally offered with one-year base subscription periods. The base license subscription generally entitles the end user to the technology itself and post-contract customer support consisting of a specified level of customer support bug fixes, functionality enhancements to the technology, and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. Revenue is recorded ratably over the subscription term as we have not established vendor-specific objective evidence (“VSOE”) for such offerings.

Professional Services and Other Revenue

Professional services and other revenue is comprised of revenue earned for consulting and training services related to the implementation and configuration of our platform and royalty revenue. Professional services revenue is generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The majority of our professional services contracts are on a time and materials basis and have standalone value. For professional services that are part of a multiple-element software arrangement, where VSOE of fair value does not exist for all undelivered elements, the professional services revenue is recognized over the term of the subscription.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

We classify reimbursements received from customers for out-of-pocket expenses as a component of revenue.

Royalty revenue is comprised of royalty fees received from customers who have our products incorporated in their own products. Revenue is recognized when the sale to the end customer is reported to us.

Multiple-Element Arrangements

For multiple-element arrangements containing cloud hosted subscription and non-software services, we: (1) determine whether each element constitutes a separate unit of accounting; (2) determine the fair value of each element using the selling price hierarchy of VSOE of selling price, third party evidence (TPE) of selling price or best estimated selling price (BESP), as applicable; and (3) allocate the total non-contingent fee to each separate unit of accounting based on the relative selling price method. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. As we have been unable to establish VSOE or TPE for the elements of our arrangements, we determine BESP by considering overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales, and contract prices. As our go-to-market strategies evolve, the pricing practices may be modified in the future, which could result in changes in relative selling prices, including BESP, and therefore, the allocation of the selling price to an element. The consideration allocated to subscription and support is recognized as revenue over the contract period commencing when the subscription service is made available to the customer. The consideration allocated to professional services is recognized as revenue using the proportional performance method or as services are delivered for time and material contracts. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element. However, since the professional services are generally completed prior to completion of delivery of subscription and support services, the revenue recognized for professional services in a given reporting period does not include fees subject to delivery of subscription and support services. This results in the recognition of revenue for professional services that is generally no greater than the contractual fees for those professional services.

For multiple-element arrangements that include only software licenses and software related post-contract support, training, and/or consulting, we allocate and defer revenue for each undelivered element of these arrangements based on VSOE. As we have not yet established VSOE of fair value for our software licenses and support, we recognize revenue for these arrangements on a ratable basis over the term of the subscription product with which it is bundled.

We have certain multiple element transactions that include both non-software and software elements. For these types of transactions, we allocate the total price to each separate unit of accounting based on the relative selling price method described above. For non-software elements, the revenue is recognized when revenue recognition criteria are met for each element. For subscription elements, we recognize revenue over the subscription term when revenue recognition criteria have been met.

Net Loss Per Share Attributable to Common Stockholders

Our basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

Significant Accounting Policies

There have been no changes to our significant accounting policies described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 17, 2017.

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We have early adopted ASU 2016-18 and, accordingly, amounts generally described as restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the accompanying consolidated statements of cash flows. We have adopted ASU 2016-18 retrospectively and has revised the prior period cash flow from investing activities, beginning cash balance, and ending cash balance to reflect the change in presentation of restricted cash. Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this pronouncement had no effect on our financial position, results of operations, or liquidity.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share - Based Payment Accounting, which simplifies the accounting and reporting of share-based payment transactions, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The new standard is effective for annual periods beginning December 15, 2016. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance. Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this pronouncement had no material effect on our financial position, results of operations, or liquidity.

3. Investments

Marketable Securities

The following tables summarize our available-for-sale investments at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$18,187	$—	$(31)	$18,156
US Treasury Securities	30,196	—	(28)	30,168
Foreign bonds	2,996	—	(2)	2,994

Total marketable securities	$51,379	$—	$(61)	$51,318

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$24,027	$—	$(33)	$23,994
US Treasury Securities	40,548	—	(20)	40,528
Foreign bonds	2,995	—	(5)	2,990

Total marketable securities	$67,570	$—	$(58)	$67,512

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

The duration of the investments classified as marketable securities is as follows (in thousands):

	March 31, 2017	December 31, 2016
Short-term (due in one year or less)	$51,318	$63,361
Long-term (due after one year)	—	4,151

Total marketable securities	$51,318	$67,512

As of March 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$18,156	$(31)	$—	$—	$18,156	$(31)
US Treasury Securities	30,168	(28)	—	—	30,168	(28)
Foreign bonds	2,994	(2)	—	—	2,994	(2)

Total marketable securities	$51,318	$(61)	$—	$—	$51,318	$(61)

As of December 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$22,342	$(31)	$1,652	$(2)	$23,994	$(33)
U.S. Treasury securities	38,029	(20)	2,499	—	40,528	(20)
Foreign bonds	2,990	(5)	—	—	2,990	(5)

Total marketable securities	$63,361	$(56)	$4,151	$(2)	$67,512	$(58)

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of March 31, 2017 and December 31, 2016. We expect to receive the full principal and interest on all of these marketable securities.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

Fair Value Measurement

The following table presents information about our assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation (in thousands):

	As of March 31, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$19,548	$19,548	$—	$—
Corporate bonds	18,156	—	18,156	—
U.S. Treasury securities	30,168	—	30,168	—
Foreign bonds	2,994	—	2,994	—

	$70,866	$19,548	$51,318	$—

Reported as:
Cash equivalents(1)	$19,548
Investments, current	51,318

Total	$70,866

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$3,133	$3,133	$—	$—
Corporate bonds	23,994	—	23,994	—
U.S. Treasury securities	40,528	—	40,528	—
Foreign bonds	2,990	—	2,990	—

	$70,645	$3,133	$67,512	$—

Reported as:
Cash equivalents(1)	$3,133
Investments, current	63,361
Investments, noncurrent	4,151

Total	$70,645

(1)

Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016, in addition to $268.7 million and $32.0 million of cash, respectively.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

4. Commitments and Contingencies

Operating Leases

As of March 31, 2017, we leased office space in the United States, Australia, Argentina, the United Kingdom, Hong Kong, the Netherlands, Sweden and Singapore under noncancelable operating leases with various expiration dates through 2021. During the first quarter of 2017, we entered into various new office leases, including Singapore and New York, with terms ranging from one to ten years.

Our future minimum lease payments are as follows as of March 31, 2017 (in thousands):

Amount
2017 (remaining nine months)	$3,751
2018	4,475
2019	4,298
2020	4,319
2021	2,955
Thereafter	3,879

Total future minimum lease payments	$23,677

Litigation

From time to time, we may be involved in claims that arise in the normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, we are not currently subject to any proceeding that we believe is required to be accrued for or disclosed in our consolidated financial statements or consolidated results of operations.

5. Stockholders’ Equity

In March 2017, our board of directors and stockholders approved the Amended and Restated Certificate of Incorporation to increase our authorized capital stock from 234,296,190 shares, consisting of 144,000,000 shares of common stock, par value $0.000025 per share and 90,296,190 shares of convertible preferred stock, par value $0.000025 per share, to authorized capital stock of 1,300,000,000 shares, consisting of the following: 1,000,000,000 shares of Class A common stock, par value $0.000025 per share, 200,000,000 shares of Class B common stock, par value $0.000025 per share, and 100,000,000 shares of undesignated preferred stock, par value $0.000025 per share.

Convertible Preferred Stock

There were no outstanding shares of convertible preferred stock as of March 31, 2017 as the shares had been converted and reclassified into 86,030,961 shares of Class B common stock as part of the IPO in March 2017.

Common Stock

As of March 31, 2017, there were 14,950,000 shares of Class A common stock and 113,786,077 shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class B common stock will convert to Class A shares upon the date, or happening of an event, specified by affirmative vote of the holders of at least 66-2/3% of then outstanding Class B common stock. All outstanding shares of Class B common stock will automatically convert into Class A common stock on the earlier of (i) the five-year anniversary of the completion of the IPO or (ii) when the outstanding shares of Class B common stock represent less than 15% of the total outstanding capital

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

stock. Once transferred and converted into a share of our Class A common stock, the converted share of our Class B common stock will not be reissued. In addition, following the conversion of all outstanding shares of our Class B common stock into Class A common stock, no further shares of our Class B common stock will be issued.

6. Equity Incentive Plans

2017 Equity Incentive Plan

In March 2017, our Board of Directors adopted and our stockholders approved our 2017 Equity Incentive Plan (2017 Plan). The 2017 Plan became effective on March 15, 2017. The 2016 Equity Incentive Plan (2016 Plan) was terminated in connection with the IPO and any shares available for issuance under the 2016 Plan were transferred to the 2017 Plan.

Our 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. The exercise price of options granted under the 2017 Plan must at least be equal to the fair value of our common stock on the date of grant, except that with respect to any participant with incentive stock options who owns more than 10% of the voting power of all classes of our outstanding stock, the exercise price will be no less than 110% of the fair value on the grant date. The term of a stock option may not exceed 10 years except that with respect to any participant with incentive stock options who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years. A total of 18,579,182 shares of our Class A common stock are reserved for issuance under the 2017 Plan. The number of shares of our Class A common stock available for issuance under our 2017 Plan will include an annual increase on the first day of each year beginning on January 1, 2018, equal to the least of (a) 15,840,000 shares of our Class A common stock; (b) 5% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of the immediately preceding year; or (c) any other amount determined by our Board of Directors.

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of subscription and support revenue	$101	$33
Cost of professional services and other revenue	313	92
Research and development	916	209
Sales and marketing	1,424	508
General and administrative	529	200

Total stock-based compensation expense	$3,283	$1,042

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2017, we awarded RSUs to certain employees, with a grant date fair value of $12.53 per share. The RSUs awarded under the Plan vest on January 2, 2019, and are contingent on the employees’ continued service through such date. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

2017 Employee Stock Purchase Plan

In March 2017, our Board of Directors adopted and our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on March 17, 2017, the first trading day after the date our registration statement was declared effective by the SEC. The ESPP includes a component that allows us to make offerings intended to qualify under Section 423 of the

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

Code and a component that allows us to make offerings not intended to qualify under Section 423 of the Code to designated companies. The ESPP provides for 24 month offering periods. The offering periods are scheduled to start on the first trading day on or after May 10 and November 10 of each year, except for the first offering period, which commenced on March 17, 2017 and will end on the first trading day on or after May 10, 2019. Each offering period will include purchase periods, which will be a period of approximately six months commencing after one exercise date and ending with the next exercise date.

The ESPP permits participants to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 5,000 shares of our Class A common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of our Class A common stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the lower of the fair value of our Class A common stock as of the enrollment date or on the exercise date. If the fair value of our Class A common stock on the last trading day prior to the exercise date is less than the fair value on the last trading day prior to the first day of each offering period, participants will be withdrawn from the current offering period following their purchase of shares of our Class A common stock on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of our Class A common stock. Participation ends automatically upon termination of employment with us. There was no activity as of March 31, 2017 as participation in the ESPP commenced on April 1, 2017.

A total of 2,540,000 shares of our Class A common stock are available for sale under the ESPP. The number of shares of our Class A common stock available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning in fiscal 2018, equal to the least of (a) 5,070,000 shares of our Class A common stock; (b) 2% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of the immediately preceding year; or (c) such other amount as our Board of Directors may determine.

7. Acquisition of Intellectual Property

In January 2017, we acquired the intellectual property underlying the data analytics software of NumerX for $1.4 million, which will be paid in cash in two installments. The first installment of $1.0 million is due on July 2, 2017 and the remaining $0.4 million is due on January 2, 2018, provided that the two individuals from NumerX that became our employees in this transaction remain employed on those dates. As the payment of the consideration is contingent on the two individuals providing continuing future services, we have accounted for the total contingent consideration as compensation for post-combination services. The contingent consideration of $1.4 million has been paid into an escrow account and is reflected within the change in prepaid expenses and other current assets line in the Consolidated Statements of Cash Flows. The deferred compensation will be recognized to expense over the service period of six months for the first installment of $1.0 million and one year for the remaining $0.4 million. For the three months ended March 31, 2017, we recognized $0.6 million in compensation expense for the post-combination services.

8. Income Taxes

Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date. Our provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which we conduct business.

For the three months ended March 31, 2017 and 2016, we reported a tax expense of $0.3 million and $0.3 million on pretax loss of $9.8 million and $8.5 million, respectively. The effective tax rates for March 31, 2017 and 2016 were (3.2)% and (3.4)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized. The tax expense recorded relates to foreign tax expense incurred by its foreign subsidiaries as well as foreign withholding tax.

MULESOFT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(continued)

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Net Loss per Share
	2017	2016
Numerator:
Net loss attributable to common stockholders	$(10,141)	$(8,751)

Denominator:
Weighted-average shares used in computing net loss, basic and diluted	37,410,235	19,361,543

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.45)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Convertible preferred stock on an as-if converted basis	—	90,262,270
Stock options to purchase common stock	21,457,600	17,375,211
Common stock warrants	19,640	—
RSU Issued and outstanding	42,312	—
Convertible preferred stock warrants	—	19,640

Total	21,519,552	107,657,121

10. Subsequent Events

In April 2017, we entered into a new lease agreement to rent additional office space in Buenos Aires, Argentina. The lease commences on May 1, 2017. The lease has a term of four years and three months, which includes five months of free rent. The total minimum payments under the lease agreement is $3.5 million, and we paid a rental deposit of $144,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Overview

We are enabling a fundamental shift in organizations’ technology operating models by equipping them to create composable, agile infrastructures. Our customers use our Anypoint Platform to connect their applications, data, and devices into an application network where IT assets are pluggable instead of glued together with custom integration code. The application network enables a self-serve infrastructure through discoverable building blocks that can be used and reused to rapidly compose applications. As a result, the IT organization delivers projects faster and lines of business are able to innovate and respond more rapidly. With an application network built with Anypoint Platform, organizations can transform into composable enterprises.

We generate revenue primarily from sales of software subscriptions to our platform. Our subscription pricing is based primarily on the amount of computing capacity on which our customers run our software. We offer the same capacity-based pricing model regardless of whether customers choose to deploy our platform on-premises or in the cloud. Our subscriptions are term-based, and we recognize revenue from subscriptions ratably over the subscription term. The substantial majority of our subscription and support revenue is derived from subscriptions that are one year in duration and invoiced upfront, although a growing number of our customers are entering into multi-year subscriptions that are invoiced annually. When we enter into a multi-year subscription, we typically invoice the customer on an annual basis.

We also generate revenue from professional services, which consist primarily of fees associated with consulting and training services. Revenue derived from professional services is generally recognized ratably as the services are rendered. We will continue to invest in our professional services organization because we believe it plays an important role in accelerating our customers’ realization of the benefits of the platform, which helps to drive customer retention and expansion. A significant percentage of our customers purchase our professional services when they enter into new or expanded subscriptions.

We currently have over 1,000 customers located in approximately 60 countries across every major industry. We sell to organizations worldwide primarily through our direct sales efforts. Although our platform can be adopted by organizations of nearly any size, we focus our sales efforts on the largest global organizations. Our sales efforts are targeted towards CIOs, chief IT architects, and line of business leaders, who are driving digital transformation. We also partner with system integrators (SIs) that enhance our sales leverage by sourcing new prospects and providing systems integration services on implementations of our platform.

Historically, customers have expanded their spend with us over time as they realize the benefits of speed and innovation that come with our platform. Our customers expand the use of our platform in two ways. First, they deploy additional capacity as the usage of applications built on our platform increases. Second, as they address additional use cases with their application network, their usage of our platform further increases. The expanded use of our platform by our customers is evidenced by our high dollar-based net retention rate.

We have grown rapidly in recent periods. Our revenue for the three months ended March 31, 2017 and 2016 was $60.9 million and $39.0 million, respectively, representing a growth rate of 56%. We incurred net losses of $10.1 million and $8.8 million in the three months ended March 31, 2017 and 2016, respectively. We have made substantial investments in developing our platform, expanding our sales, services, and marketing capabilities, and providing general and administrative resources to support our growth. Specifically, we have increased our headcount from 444 employees as of December 31, 2014 to 897 employees as of March 31, 2017. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity rather than optimizing for profitability or cash flow in the near future.

Key Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business.

Customers. We believe that the number of customers is a key metric because our ability to attract new customers and grow our customer base helps drive our success and is an important contributor to the growth in our revenue. We have successfully demonstrated a history of growing both our customer base and spend per customer through increased use of our platform. As our sales force continues to focus on selling Anypoint Platform to large organizations, we expect the rate of increase in customer growth to decline, but we expect our sales model will drive higher average subscription and support revenue per customer.

We define the number of customers at the end of any particular period as the number of parties or organizations that have entered into a subscription contract with us for which the term has not ended, or with which we are negotiating a renewal contract. Each party with which we have entered into a subscription contract is considered a unique customer, and in some cases, there may be more than one customer within a single organization. Although customers can elect not to renew their subscriptions by providing prior written notice to us, our subscription contracts typically have automatic renewal provisions that become effective on the expiration of a subscription contract. To the extent that we are negotiating a renewal with a customer after the expiration of the subscription contract, we continue to count such organization as a customer for a period of four months if we are actively in discussion with such organization for a new subscription contract or a contract renewal, or until such organization notifies us that it is not renewing its subscription contract, if earlier.

The following table sets forth the number of customers:

	As of March 31, 2017	As of March 31, 2016
Customers	1,131	892

Average Subscription and Support Revenue per Customer. We believe that average subscription and support revenue per customer is a key metric because it is a reflection of our customers’ growing commitment to our platform and our sales force’s productivity.

We define average subscription and support revenue per customer as subscription and support revenue for a trailing 12-month period divided by the number of customers as of the end of the period.

The following table sets forth the average subscription and support revenue per customer:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Average subscription and support revenue per customer	$152	$115

Dollar-Based Net Retention Rate. We believe that dollar-based net retention rate is a key metric to measure the long-term value of our customer relationships and is driven by our ability to retain and expand the subscription and support revenue generated from our existing customers. Our dollar-based net retention rate compares our subscription and support revenue from the same set of customers across comparable periods.

We calculate our dollar-based net retention rate for all periods on a trailing four-quarter basis. To calculate our dollar-based net retention rate, we first calculate the subscription and support revenue in one quarter from a cohort of customers that were customers at the beginning of the same quarter in the prior fiscal year, or Cohort Customers. We repeat this calculation for each quarter in the trailing four-quarter period. The numerator for dollar-based net retention rate is the sum of subscription and support revenue from Cohort Customers for the four most recent quarters, or Numerator Period, and the denominator is the sum of subscription and support revenue from Cohort Customers for the four quarters preceding the Numerator Period.

Dollar-based net retention rate is the quotient obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our platform, the increase in the dollar value of subscription and support contracts from new customers, and the other risk factors included in this Quarterly Report on Form 10-Q.

The following table sets forth the dollar-based net retention rates:

	Three Months Ended March 31,
	2017	2016
Dollar-based net retention rate	116%	125%

Components of Results of Operations

Revenue. We generate revenue from the following sources: (i) subscription and support revenue, which is comprised of subscription fees from customers accessing our cloud-hosted software and from term-based licenses of our software and support services; and (ii) professional services and other, which consists primarily of fees associated with consulting and training services related to the implementation and configuration of our platform.

We recognize subscription and support revenue from our cloud-hosted software ratably over the term of the arrangement. Term-based licenses are sold with support services and are recognized ratably over the life of the license or support period. Our subscriptions are typically one year in duration, although a growing number of our customers are entering into multi-year subscriptions. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period.

Professional services and other revenue is generally recognized as the services are rendered for time-and-material contracts or on a proportional performance basis for fixed-price contracts. Revenue from professional services sold exclusively with term-based licenses is recognized over the term of the subscription. We will continue to invest in our professional services because we believe that it plays an important role in enabling our customers to achieve success on our platform and accelerate their realization of its benefits, which helps to drive retention of, and expansion with, our customers.

Cost of Revenue. Cost of revenue for subscription and support consists primarily of cloud-hosting costs and personnel-related costs of our customer support organization, including salaries, bonuses, benefits, stock-based compensation, commissions, and contractor costs to supplement our staff levels, third-party software royalties, and allocated overhead.

Cost of revenue for professional services and other revenue consists primarily of personnel-related costs of our consulting and training departments, including salaries, bonuses, benefits, stock-based compensation, commissions, and contractor costs to supplement our staff levels, and allocated overhead.

Gross Profit and Gross Margin. Gross profit, or total revenue less total cost of revenue, and gross margin, or gross profit as a percentage of total revenue, has been and will continue to be affected by various factors, including the mix among our subscription and support and professional services and other revenue, the costs associated with third-party hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and professional services organizations. Our gross margin on subscription and support revenue is significantly higher than our gross margin on professional services and other revenue. We expect our gross margin will fluctuate from period to period depending on the interplay of these various factors.

Operating Expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of each of our operating expense categories is personnel-related costs, including salaries, bonuses, benefits, stock-based compensation, and with respect to sales and marketing, sales commissions and incentives.

Research and Development Expenses. Research and development expenses consist primarily of personnel-related costs for the design and development of our platform and technologies, contractor costs to supplement our staff levels, third-party web services, consulting services, costs associated with our company-wide meeting, and allocated overhead. We expense research and development expenses as they are incurred. Historically, a significant percentage of our research and development has been conducted by our personnel in Argentina, which has provided a substantial cost-advantage in research and development expenses. We expect our research and development expenses to increase in absolute dollars and may increase as a percentage of our total revenue over time, as we expand our research and development team to develop new products and product enhancements.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing employees, marketing programs including trade shows, costs associated with our company-wide meeting, and allocated overhead. We expect that our sales and marketing expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue from period to period as we hire additional sales and marketing personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness.

General and Administrative Expenses. Our general and administrative expenses consist primarily of personnel-related costs for executive, finance, legal, human resources, and administrative personnel, as well as professional fees for external legal, accounting, recruiting and other consulting services, costs associated with our company-wide meeting, and allocated overhead. Following the completion of our IPO, we expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.

Interest Income. Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the functional currencies of our legal entities. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.

Income Tax Expense. Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. As we have expanded our international operations, we have incurred increased foreign tax expense, and we expect this to continue. We have a full valuation allowance for net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development for our operations in the United States. We expect to maintain this full valuation allowance for the foreseeable future. We also have deferred tax assets or liabilities in certain of our foreign subsidiaries including in the United Kingdom, Argentina and Australia.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
Subscription and support	$50,594	$31,251
Professional services and other	10,311	7,780

Total revenue	60,905	39,031
Cost of revenue:
Subscription and support	4,048	2,580
Professional services and other	11,191	7,172

Total cost of revenue	15,239	9,752
Gross profit	45,666	29,279
Operating expenses:
Research and development	12,789	6,860
Sales and marketing	33,126	23,705
General and administrative	9,661	7,283

Total operating expenses	55,576	37,848

Loss from operations	(9,910)	(8,569)
Interest income	158	97
Other income (expense), net	(76)	1

Net loss before provision for income taxes	(9,828)	(8,471)
Provision for income taxes	313	280

Net loss	$(10,141)	$(8,751)

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription and support	83%	80%
Professional services and other	17	20

Total revenue	100	100
Cost of revenue:
Subscription and support	7	7
Professional services and other	18	18

Total cost of revenue	25	25

Gross profit	75	75
Operating expenses:
Research and development	21	18
Sales and marketing	54	61
General and administrative	16	19

Total operating expenses	91	97

Loss from operations	(16)	(22)
Interest income	—	—
Other income (expense), net	—	—

Net loss before provision for income taxes	(16)	(22)
Provision for income taxes	1	1

Net loss	(17)%	(22)%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$50,594	$31,251	$19,343	62%
Professional services and other	10,311	7,780	2,531	33%

Total revenue	$60,905	$39,031	$21,874	56%

Subscription and support revenue increased by $19.3 million, or 62%, to $50.6 million during the three months ended March 31, 2017, from $31.3 million during the three months ended March 31, 2016. The increase was attributable to both sales of subscriptions to new customers and expanded use of our platform by existing customers. Our total number of customers increased from 892 as of March 31, 2016 to 1,131 as of March 31, 2017.

Professional services and other revenue increased by $2.5 million, or 33%, to $10.3 million during the three months ended March 31, 2017, from $7.8 million during the three months ended March 31, 2016. The increase was primarily attributable to the increase in consulting services to support our larger customer base.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$4,048	$2,580	$1,468	57%
Professional services and other	11,191	7,172	4,019	56%

Total cost of revenue	$15,239	$9,752	$5,487	56%

Subscription and support gross margin	92%	92%
Professional services and other gross margin	(9)%	8%
Gross margin	75%	75%

Cost of revenue for subscription and support increased by $1.5 million, or 57%, to $4.0 million during the three months ended March 31, 2017, from $2.6 million during the three months ended March 31, 2016. The increase was due to an increase of $0.7 million in personnel-related expenses, primarily due to an increase in headcount and reflecting an increase of $0.1 million of related stock-based compensation expense. In addition, there was also an increase of $0.5 million in third-party cloud-hosting costs, an increase of $0.2 million related to software subscriptions, an increase of $0.1 million in depreciation due to an increase in fixed assets and intangibles offset by a decrease of $0.2 million in contractor costs.

Cost of revenue for professional services and other increased by $4.0 million, or 56%, to $11.2 million during the three months ended March 31, 2017, from $7.2 million during the three months ended March 31, 2016. The increase was due to an increase in personnel-related costs of $2.0 million, primarily due to an increase in headcount and reflecting an increase of $0.2 million of related stock-based compensation expense. In addition, there was also an increase of $1.2 million in contractor costs, an increase of $0.3 million related to company-wide and other internal meetings, an increase of $0.2 million in travel costs, and an increase of $0.1 million related to software subscriptions and other expenses.

Professional services and other gross margin decreased to (9)% from 8% as we experienced increased costs such as contractor costs and personnel costs from our professional services organization.

Operating Expenses

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Research and development	$12,789	$6,860	$5,929	86%
Sales and marketing	33,126	23,705	9,421	40%
General and administrative	9,661	7,283	2,378	33%

Total operating expenses	$55,576	$37,848	$17,728	47%

Research and Development

Research and development expenses increased by $5.9 million, or 86%, to $12.8 million during the three months ended March 31, 2017, from $6.9 million during the three months ended March 31, 2016. The increase was attributable to an increase in personnel-related costs of $3.0 million, primarily due to an increase in headcount and reflecting an increase of $0.7 million of related stock-based compensation expense. In addition, there was also an increase of $1.2 million in contractor costs, an increase of $0.7 million in third-party cloud-hosting costs for internal use, $0.4 million in costs incurred for the company-wide meeting held during the first quarter of 2017, an increase of $0.3 million in facility and other expenses, and an increase of $0.2 million for software subscription costs.

Sales and Marketing

Sales and marketing expenses increased by $9.4 million, or 40%, to $33.1 million during the three months ended March 31, 2017, from $23.7 million during the three months ended March 31, 2016. The increase was primarily attributable to an increase in personnel-related costs of $6.1 million, due to an increase in headcount and reflecting an increase of $0.8 million of related stock-based compensation expense. In addition, there was also an increase of $1.5 million in marketing costs related to advertising, domestic and international tradeshows expenses and the company-wide meeting held in the first quarter of 2017, an increase of $0.7 million in facility-related expense, an increase of $0.5 million in software subscription costs, and an increase of $0.2 million in travel and entertainment costs.

General and Administrative

General and administrative expenses increased by $2.4 million, or 33%, to $9.7 million during the three months ended March 31, 2017, from $7.3 million during the three months ended March 31, 2016. The increase was primarily attributable to an increase in personnel-related costs of $1.8 million, primarily due to an increase in headcount. These costs included an increase of $0.3 million in stock-based compensation expense. In addition, there was also an increase of $0.4 million in contractor costs to supplement our staffing, an increase of $0.2 million in costs incurred for the company-wide meetings and an increase of $0.3 million in software subscription costs for our operations. This was partially offset by a decrease of $0.3 million in professional services for legal and accounting services.

Interest Income

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Interest income	$158	$97	$61	63%

Interest income was $0.2 million in the three months ended March 31, 2017 compared to $0.1 million in the three months ended March 31, 2016. The increase was primarily related to the increase in interest rates beginning in December 31, 2016, resulting in increased interest income earned from our investments in U.S. Treasuries. Additionally, fewer investments in the three months ended March 31, 2017 were held compared to the same period in 2016 which resulted in less amortization of bond premiums which offsets interest income.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Other income (expense), net	$(76)	$1	$(77)	N/A

Other income (expense), net was an expense of $76,000 in the three months ended March 31, 2017 compared to income of $1,000 in the three months ended March 31, 2016. The change was primarily related to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Provision for income taxes	$313	$280	$33	12%

Provision for income taxes for each period was primarily attributable to foreign taxes incurred by certain non-U.S. subsidiaries and foreign withholding taxes.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our initial public offering, private sales of equity securities, as well as payments received from customers using our platform and services. As of March 31, 2017, we had cash, cash equivalents, and investments totaling $339.6 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of bank deposits and money market funds, and our investments are comprised of marketable securities such as commercial paper, corporate bonds, foreign bonds and U.S. Treasury securities. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We plan to continue to finance our operations from customers paying for our platform and services. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in) operating activities	$(215)	$30
Cash provided by investing activities	15,213	23,328
Cash provided by financing activities	237,646	232
Effect of exchange rate changes on cash	246	(130)

Net increase in cash and cash equivalents	$252,890	$23,460

Cash Flows from Operating Activities

During the three months ended March 31, 2017, cash used in operating activities was $0.2 million, which consisted of a net loss of $10.1 million, adjusted by non-cash charges of $4.4 million and a net change of $5.5 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation of $3.3 million, and depreciation and amortization of $0.8 million. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $1.3 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support, an increase in other assets of $0.5 million due to the increase in prepaid rent, an increase in accounts payable and accrued expenses of $2.9 million due to an increase in operating expenses and the timing of payments, partially offset by a decrease in accounts receivable of $9.9 million due to the timing of billings and cash received primarily for subscription and support services, and a decrease in accrued compensation of $7.7 million due to lower commissions payable as compared to year end.

During the three months ended March 31, 2016, cash provided by operating activities was $30,000, which consisted of a net loss of $8.8 million, adjusted by non-cash charges of $1.5 million and a change of $7.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $1.0 million, depreciation and amortization of $0.4 million, and amortization of investment premiums of $0.2 million. The change in our net operating assets and liabilities was primarily due to a decrease in trade receivables of $8.1 million and an increase in deferred revenue of $2.2 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support, an increase in accrued expenses of $1.4 million due to an increase in operating expenses, an increase in accounts payable of $0.7 million due to the timing of invoices from vendors and related payments, partially offset by a decrease in accrued compensation and related expenses of $4.6 million due to lower commissions payable as compared to year end, and an increase in prepaid expenses and other current assets of $0.5 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, cash provided by investing activities was $15.2 million, primarily consisted of maturities of investments of $16.1 million and $0.5 million received in connection with an acquisition, partially offset by payments for purchases of property and equipment of $1.4 million, consisting primarily of leasehold improvements and, to a lesser extent, the purchase of computers for personnel.

During the three months ended March 31, 2016, cash provided by investing activities was $23.3 million, primarily consisting of sales and maturities of investments of $25.5 million, partially offset by purchases of investments of $2.0 million, and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, cash provided by financing activities was $237.7 million, consisting of proceeds from the issuance of common stock in connection with our IPO of $236.4 million, proceeds from the issuance of common stock upon exercise of stock options of $2.1 million, offset by $0.8 million payments of costs related to the initial public offering.

During the three months ended March 31, 2016, cash provided by financing activities was $0.2 million consisting of proceeds of $0.6 million from the issuance of common stock upon the exercise of stock options and warrants, partially offset by $0.1 million for the repurchase of common stock, and $0.3 million related to the issuance of a note receivable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases	$4,966	$8,642	$6,339	$3,730	$23,677
Purchase Obligations (1)	2,700	6,300	—	—	9,000

Total	$7,666	$14,942	$6,339	$3,730	$32,677

(1)	Purchase obligations represent total future minimum payments under our contract with our cloud infrastructure provider.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the final prospectus for our IPO dated as of, and filed with the SEC on March 17, 2017, pursuant to Rule 424(b)(4) under the Securities Act.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recently Issued Accounting Standards, Not yet Adopted

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is effective for us the first quarter of fiscal 2018.

We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application.

In regards to our software licenses, revenue is currently recorded ratably over the subscription term, as we have not established VSOE for such offerings. Under the new standard, the requirement to have VSOE for undelivered elements is eliminated. As a result, under the new standard we may be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license.

While we currently expect revenue related to our professional services and cloud offerings to remain substantially unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements. However, some of our complex contracts have contract-specific terms and may require specific revenue recognition treatment. Therefore, in some instances, our revenue recognition treatment may vary.

We have also considered the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09. Under ASC 340-40, we would be required to capitalize and amortize incremental costs of obtaining a contract, such as sales commission costs. Under our current accounting policy, we do not capitalize sales commission costs and recognize these costs when they are incurred. In addition, some deferred revenue recorded in accordance with the current revenue standard could be eliminated upon adoption of the new revenue standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact to our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact that the standard will have on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily in interest rates and currency exchange rate fluctuations.

Interest Rate Risk

We had cash and cash equivalents of $288.3 million and $35.1 million as of March 31, 2017 and December 31, 2016, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

We had current investments in marketable securities of $51.3 million and $63.4 million as of March 31, 2017 and December 31, 2016, respectively. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments consisting only of corporate bonds and U.S. Treasury securities. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our historical consolidated financial statements for any of the periods presented.

Foreign Currency Exchange Risk

As of March 31, 2017, and December 31, 2016, our cash and cash equivalents included $5.5 million and $6.4 million, respectively, held by our foreign subsidiaries, of which $1.6 million and $1.0 million, respectively, was denominated in Argentine pesos, $2.5 million and $2.7 million, respectively, was denominated in U.K. pounds sterling, and $0.7 million and $1.4 million, respectively, was denominated in Australian dollars.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States and Argentina, Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for any period presented.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Any of the following risks could have an adverse effect on our business, results of operations, financial condition and prospects, and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

We have a history of losses, and as our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred net losses in each period since our inception, including net losses of $10.1 million and $49.6 million for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. As a result, we had an accumulated deficit of $246.4 million as of March 31, 2017. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest heavily in research and development, and expand our operations and infrastructure, both domestically and internationally. In addition, we expect to incur significant additional legal, accounting, and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our business, operations, and employee headcount. For the three months ended March 31, 2017 and 2016, our revenue was $60.9 million and $39.0 million, respectively, representing a 56% growth rate. We have also significantly increased the size of our customer base from 892 customers as of March 31, 2016 to over 1,100 customers as of March 31, 2017. We grew from 650 employees as of March 31, 2016 to 897 employees as of March 31, 2017. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.

Our recent growth has placed, and future growth will continue to place, a significant strain on our management, administrative, operational, and financial infrastructure. We will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures to manage the expected growth of our operations and personnel, which will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our platform and services could suffer, and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would adversely affect our brand, overall business, results of operations and financial condition.

We currently derive substantially all of our revenue and cash flows from Anypoint Platform, and any failure of this platform to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.

We derive substantially all of our revenue and cash flows from subscriptions for, and services related to, Anypoint Platform. Demand for Anypoint Platform is affected by a number of factors beyond our control, including increased market acceptance of our platform by existing customers and potential new customers, the extension of our platform for new use cases, the timing of development and release of new products by our competitors and additional capabilities and functionality by us, technological change, and growth or contraction of the market in which we compete. In addition, we cannot assure you that our platform and future enhancements to our platform will be able to address future advances in technology or requirements of existing customers or potential new customers. For example, our platform may not be able to be used to build application networks that can scale with the massive proliferation of applications, data, and devices that reside on-premises and in the cloud. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our platform, our business, results of operations, financial condition and growth prospects will be adversely affected.

We began selling Anypoint Platform in 2014. Due to our limited experience selling the platform, it may be difficult to forecast our future results of operations and subjects us to a number of uncertainties, including the pace and degree of customer adoption of our platform. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies operating in new or developing markets. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our results of operations and financial condition could differ materially from our expectations and our business could suffer.

The market for application networks and our platform is new and unproven.

We introduced Anypoint Platform in 2014 to address the developing need to connect applications, data and devices within and between the organization and its external ecosystems. While we believe that, over time, the concept of an application network will become fundamental to an organization’s core operations, the market for application networks is largely unproven and is subject to a number of risks and uncertainties, including:

•	organizations may determine that they only need point-to-point products to address their software integration needs;

•

organizations may decide that the investments needed to construct an application network are too significant or that such investments are better spent on other strategic initiatives within the organization; and

•	organizations may not understand the benefits that can be achieved with an application network.

Moreover, even if the market for application networks develops, we may not be able to differentiate the benefits of Anypoint Platform from other products that may be developed to address the demand for application networks. Our ability to successfully market and sell Anypoint Platform will depend on a number of factors, including:

•	our ability to support our customers as they build application networks that increase the speed at which they operate and innovate;

•	our ability to include technologies for the broadening diversity of use cases and respond to the rapid evolution of new technologies;

•	our ability to design and engineer our platform for ease-of-use across an organization; and

•	our ability to enable customers to successfully adopt and deploy our platform in their organizations.

The market for application networks and our platform is still new, and therefore, it is difficult to predict the size and growth rate of this market, whether and how rapidly customers will adopt our platform, whether we will be able to retain such customers and expand their usage of our platform, and the impact of competitive products and services. If the market for application networks and Anypoint Platform does not achieve significant growth or there is a reduction in demand for solutions in our market for any reason, it could result in reduced customer adoption of our platform, decreased customer retention, or weaker customer expansion with respect to the use of our platform, any of which would adversely affect our business, results of operations, and financial condition.

Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their use of our platform. Any decline in our customer renewals or failure to convince our customers to broaden their use of our platform would harm our business, results of operations, and financial condition.

Subscriptions to our platform are term-based and are typically one year in duration. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires. While our customers are not entitled to maintain the applications developed using Anypoint Platform after the termination of a subscription, they have no obligation to renew their subscriptions upon expiration. Based on our relatively limited experience selling and marketing Anypoint Platform, we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of our platform. We utilize our dollar-based net retention rate to measure our ability to retain customers and expand their use of our platform. Although our dollar-based net retention rate has historically been strong, some of our customers have elected not to renew their subscriptions with us in the past for a variety of reasons, including as a result of changes in their strategic IT priorities. Our dollar-based net retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our platform, the increase in the dollar value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors included herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our platform. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our platform, our business, results of operations, and financial condition may be adversely affected.

If we were unable to attract new customers in a manner that is cost-effective and assures customer success, we would not be able to grow our business, which would adversely affect our results of operations, and financial condition.

In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such customers to realize the benefits associated with an application network. We may not be able to attract new customers to our platform for a variety of reasons, including as a result of their use of traditional approaches to technology integration, such as manual project-by-project integrations and the use of legacy point-to-point software integration products, their internal timing, budget or structural constraints that hinder their ability to build application networks, or the pricing of our platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we often must also help them successfully deploying our platform in their organization, a process that can last several months. Even if we do attract customers, the cost of new customer acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, for the three months ended March 31, 2017 and 2016, total sales and marketing expense represented 54% and 61% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of application networks and our platform, grow our domestic and international operations, and build brand awareness. We also intend to continue to cultivate the MuleSoft developer community and our partner ecosystem of SIs, and independent software vendors (ISVs). If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected. In addition, we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our platform and ultimately create and expand the size of their application network over time. We cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.

We face a number of risks in our strategy to target larger organizations for sales of our platform, and if we do not manage these efforts effectively, our business and results of operations could be adversely affected.

We are increasingly focusing our sales and marketing efforts on larger organizations. As a result, we face a number of risks with respect to this strategy. For example, we expect to incur higher costs and longer sales cycles for larger organizations, and we may be less effective at predicting when we will complete these sales. In this market segment, the decision to invest in our platform may require a greater number of product evaluations and multiple approvals within a potential customer’s organization, which may require us to invest more time educating these potential customers. In addition, larger organizations may demand more features and professional services. As a result, these sales opportunities would likely lengthen our typical sales cycle and may require us to devote greater research and development, sales, support, and professional services resources to individual customers. This could strain our resources and result in increased costs. Moreover, larger customers may demand discounts in pricing, which could lower the amount of revenue we generate from any particular subscription. If an expected transaction is delayed until a subsequent period, or if we are unable to close one or more expected significant transactions with larger customers or potential new customers in a particular period, our results of operations for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected. Our investments in marketing and selling to large organizations may not be successful, which could harm our results of operations and our overall ability to grow our customer base.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business, results of operations, and financial condition.

Our continued growth depends in part on the ability of our existing customers and new customers to access our platform, particularly our cloud-based deployments, at any time and within an acceptable amount of time. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors or capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance as our platform becomes more complex. If our platform is unavailable or if our customers are unable to access features of our platform within a reasonable amount of time or at all, our business would be negatively affected. In addition, our infrastructure does not currently include the real-time mirroring of data. Therefore, in the event of any of the factors described above or other failures, customer data and other important information may be permanently lost.

We outsource our cloud infrastructure to Amazon Web Services, or AWS, which hosts our platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our platform is unavailable or our customers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as the features of our platform become more complex and the usage of our platform increases. Any of the above circumstances or events may harm our reputation, cause customers to stop using our platform, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations, and financial condition.

To the extent that we do not effectively anticipate capacity demands, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be adversely affected. Moreover, our customer agreements include warranties and service level agreements that obligate us to provide future credits for customers of our cloud offerings in the event of a significant disruption in our platform. Any unscheduled downtime that exceeds such service level commitments could adversely affect our results of operations, financial condition, business, and reputation, which in turn could harm our ability to acquire new customers and expand relationships with existing customers.

Incorrect or improper implementation or use of our platform could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.

Our platform is deployed in a wide variety of technology environments, both on-premises and in the cloud. Increasingly, our platform has been deployed in large scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our platform for use in such deployments. We must often assist our customers in achieving successful implementations of our platform, which we do through our professional services organization. The time required to implement our platform can range from three months for smaller deployments to six months or more for larger deployments. If our customers are unable to implement our platform successfully, or unable to do so in a timely manner, customer perceptions of our platform may be harmed, our reputation and brand may suffer, and customers may choose to cease usage of our platform or not to expand their use of our platform. Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our platform to maximize its benefits. If our platform is not effectively implemented or used correctly or as intended, or if we fail to adequately train customers on how to efficiently and effectively use our platform, our customers may not be able to build application networks or otherwise achieve satisfactory outcomes. This could result in negative publicity and legal claims against us, which may cause us to generate fewer sales to new customers and reductions in renewals or expansions of the use of our platform with existing customers, any of which would harm our business and results of operations.

If our security measures are breached or unauthorized access to private or proprietary data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform, and we may incur significant liabilities.

Because our platform allows customers to store and transmit data, there exists an inherent risk that an unauthorized third party could conduct a security breach, resulting in the loss of this data, which could lead to litigation, indemnity obligations, and other liability. While we have taken steps to protect the confidential information to which we have access, we do not have the ability to monitor or review the content that our customers store or transmit through our platform. Therefore, if customers use our software for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect not to renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and changing customer needs, requirements or preferences, our products may become less competitive.

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our platform or develop new solutions that keep pace with rapid technological and industry change, our business, results of operations, and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively. For example, Anypoint Platform was architected to connect and orchestrate applications, data and devices through the use of APIs. If new technologies emerge that displace the use of APIs, we may not be able to adapt our platform to such new technologies on a timely basis.

Our success also depends on the interoperability of our platform with third-party applications, data and devices that we have not developed and do not control. Any changes in such applications, data or devices that degrade the functionality of our platform or give preferential treatment to competitive software could adversely affect the adoption and usage of our platform. We may not be successful in adapting our platform to operate effectively with these applications, data, or devices. If it is difficult for our customers to access and use our platform, or if our platform cannot connect a broadening range of applications, data and devices, then our customer growth and retention may be harmed, and our business and results of operations could be adversely affected.

Our future quarterly results may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our results of operations, including our revenue, operating expenses and cash flows have fluctuated from quarter to quarter in the past and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business. Some of the factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	the mix of revenue and associated costs attributable to subscriptions and support and professional services, which may impact our gross margins and operating income;

•	our ability to attract new customers;

•	our ability to retain customers and expand their usage of our platform, particularly for our largest customers;

•

delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;

•	the timing of revenue recognition;

•	the mix of revenue attributable to larger transactions as opposed to smaller transactions;

•	changes in customers’ budgets and in the timing of their purchasing decisions;

•	potential customers opting for alternative products, including developing their own in-house solutions;

•	our ability to control costs, including our operating expenses;

•

the timing and success of new products, features and services by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress;

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements; and

•	fluctuations in stock-based compensation expense.

The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. Accordingly, our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

We may not be able to compete successfully against current and future competitors.

We believe that we are the pioneer in the market for application networks because we provide the only complete offering for building application networks. However, there are many other companies addressing various aspects of this market. As a result, the competitive landscape is fragmented, intense and characterized by rapid changes in technology, customer requirements, and industry standards and by frequent new product introductions and improvements. We are likely to face continued challenges from current competitors, which include:

•	manual integration efforts, which are either conducted in-house or through custom integration services providers;

•	legacy integration software vendors such as IBM, Oracle, and TIBCO; and

•	smaller specialized companies such as Apigee (recently acquired by Google), which are focused on various niches in integration and API management.

Many of our principal competitors have substantially longer operating histories, greater financial, technical, marketing or other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution and presence. Our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling such products with their other product offerings. Acquisitions and consolidation in our industry may provide our competitors even more resources or may increase the likelihood of our competitors offering bundled or integrated products with which we cannot effectively compete. In addition, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with or acquiring other companies, or providing alternative approaches to provide similar results, particularly as organizations are increasingly choosing to deploy applications on cloud platforms such as those offered by AWS, Microsoft Azure, and Google Cloud Platform. New innovative start-ups and existing large companies that are making significant investments in research and development could also launch new products and services, delivered either on-premises or in the cloud, that we do not offer and that could gain market acceptance quickly. If we were unable to anticipate or react to these competitive challenges, our competitive position would weaken, which would adversely affect our business and results of operations.

Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition, and growth prospects.

Our platform is complex, and therefore, undetected errors, failures or bugs may occur. Our platform may be used in IT environments with different operating systems, system management software, applications, devices, databases and equipment and networking configurations, which may cause errors or failures of our platform or other aspects of the IT environment into which it is deployed. Despite testing by us, errors, failures or bugs may not be found until our platform is used by our customers. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our platform, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. We have experienced from time to time errors, failures and bugs in our platform that have resulted in customer downtime. While we were able to remedy these situations, we cannot assure you that we will be able to mitigate future errors, failures or bugs in a quick or cost-effective manner. Any errors, failures or bugs in our platform could impair our ability to attract new customers, retain existing customers or expand their use of our platform, which would adversely affect our business, results of operations, and financial condition.

Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform before a sale. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our platform. Customers often view the subscription to our platform as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•	the discretionary nature of purchasing and budget cycles and decisions;

•	lengthy purchasing approval processes;

•	the evaluation of competing products during the purchasing process;

•	announcements or planned introductions of new products, features or functionality by us or our competitors; and

•	evolving functionality demands.

As we have focused our business on selling into larger customer accounts, we have experienced an increase in our average sales cycle from two to three quarters. As a result, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized. If our sales cycles continue to lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, results of operations and financial condition.

We recognize a majority of our revenue over the term of our customer contracts. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.

We recognize subscription revenue from customers ratably over the terms of their subscriptions and a substantial majority of our revenue is derived from subscriptions that have terms of at least one year. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.

If we do not effectively expand our sales and marketing organization, we may be unable to add new customers or increase sales to our existing customers.

Increasing our customer base and achieving broader market acceptance of our platform will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our online marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger organizations. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations will be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, train and motivate our personnel, we may not be able to effectively grow our business and improve our results of operations.

We depend on highly skilled personnel, including our senior management, to grow and operate our business. Our future success will depend upon our continued ability to identify and hire skilled personnel, including senior management, engineers, product managers and sales and marketing personnel, which will require significant time, expense and attention. We have aggressive hiring objectives across the organization, which we may not be able to achieve. In addition to hiring new employees, we must continue to focus on training, motivating, and retaining our best employees, substantially all of whom are at-will employees, which means they may terminate their employment relationship with us at any time. Many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which may reduce their motivation to continue to work for us. Conversely, employees may be more likely to leave us if the exercise prices of the stock options that they hold are significantly above the market price of our Class A common stock. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we are not able to fulfill our hiring objectives and retain employees, our ability to achieve our strategic objectives would be adversely impacted, and our business and results of operations would be harmed.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.

We believe that our culture has been and will continue to be a key contributor to our success. Since December 31, 2014, we have increased the size of our workforce by over 450 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

If we were not able to introduce new features, solutions or services successfully and to make enhancements to our platform or services, our business and results of operations could be adversely affected.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and to introduce new features, solutions, and services. To grow our business and remain competitive, we must enhance our platform and develop features and solutions that reflect the constantly evolving nature of technology and our customers’ needs. The success of these and any other enhancements or developments depend on several factors, including timely introduction and completion, sufficient demand and cost effectiveness. In addition, because our platform is designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our platform to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our platform will increase our research and development expenses. Any new features or solutions that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features or solutions. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties successfully and are unable to successfully develop new features or solutions, enhance our platform or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected. We also offer professional services for the implementation of, and training on, our platform and must continually adapt to assist our customers in deploying our platform and building an application network in accordance with their specific IT strategy. If we cannot introduce new services or enhance our existing services to keep pace with changes in our customers’ deployment strategies, we may not be able to attract new customers, retain existing customers and expand their use of our platform, which could adversely affect our business, results of operations and financial condition.

We expect to continue to derive a significant portion of our revenue from professional services, which carry a lower gross margin than our subscription and support revenue.

We generally offer professional services associated with implementing our platform and training customers on the use of our platform, and our professional services carry a significantly lower gross margin than subscriptions for our platform. We price our professional services to be attractive to customers because we believe that our professional services help ensure customer success on our platform, which assists us in retaining customers and expanding our relationships with them. Further, we generally recognize revenue from professional services as such services are rendered. Costs associated with maintaining a professional services organization are fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our platform and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, which may adversely affecting our gross profit and other results of operations. We also work with SIs to provide our customers with professional services associated with implementing our platform, and we plan to continue to expand these partner relationships to supplement our own resources. If we are not able to adequately grow these channel partner relationships, we will continue to directly provide a significant majority of these services to our customers.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers and our financial results.

We typically bundle customer support with subscriptions for our platform. In deploying and using our platform, our customers typically require the assistance of our support teams to resolve complex technical and operational issues. We may be unable to modify the nature, scope and delivery of our customer support to compete with changes in product support services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our results of operations. We may also be unable to respond quickly enough to accommodate short-term increases in customer demand for support. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation, and our ability to sell subscriptions to our platform to existing customers and new customers.

Future changes in market conditions or customer demand could require changes to our prices or pricing model, which could adversely affect our business, results of operations, and financial condition.

We price subscriptions to our platform based on the amount of computing capacity on which our customers run our software, as well as the tier of support services, and subscriptions to our platform are typically one year in duration. We have limited experience with respect to determining the optimal prices and pricing model for our platform and services. As the market for our platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. For example, from time to time, customers request pricing that dynamically scales up or down based on actual usage, which is different than our 12-month capacity-based pricing. If this customer demand becomes more prevalent, we may be forced to adjust our pricing model. Any future changes in our pricing model could result in decreased revenue or interfere with the predictability of our business. Moreover, larger organizations, which are a primary focus of our sales efforts, may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our business, results of operations and financial condition.

If we are not able to maintain and enhance our brand, our business and results of operations may be adversely affected.

We believe that maintaining and enhancing our reputation as a pioneer and leader in the market for application networks is critical to our relationship with our existing customers and partners and our ability to attract new customers and partners. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality features and solutions for our platform and our ability to successfully differentiate our platform from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our platform, as well as products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, all of which would adversely affect our business, results of operations and financial condition.

Our business and growth depend in part on the success of our relationships with our channel partners.

In addition to our direct sales force, we use SIs and value added resellers, or VARs. We derive a significant portion of our revenue from sales through our channel network, particularly internationally. We expect that sales through channel partners will continue to grow for the foreseeable future.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies, including products that compete with our platform. If our channel partners do not effectively market and sell subscriptions to our platform, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our platform may be adversely affected. Our channel partners may cease marketing our platform with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could adversely affect our business, results of operations and financial condition.

We depend in part on our ecosystem of SIs and developers to create solutions that will work in conjunction with our platform.

We depend in part on our partner ecosystem of SIs and developers to create solutions that will work in conjunction with our platform. This presents certain risks to our business, including:

•

we cannot provide any assurance that these solutions meet the same quality standards that we apply to our own development efforts, and to the extent that they contain bugs or defects, they may create disruptions in our customers’ use of our services or negatively affect our brand;

•

we do not typically provide technical support for solutions developed by our partner ecosystem, and customers may be left without support and potentially cease using our services if these SIs and developers do not provide adequate support for those solutions; and

•	these SIs and developers may not possess the appropriate intellectual property rights to develop and share their solutions.

Many of these risks are not within our control to prevent, and our brand may be damaged if these solutions do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us, which would adversely affect our business and results of operations.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In addition, the authorities in these jurisdictions could challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, and interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property rights could reduce the value of our platform and brand.

Our success and ability to compete depend in part upon our intellectual property rights. We currently have one issued patent and three patent applications, which may not result in issued patents. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. In order to protect our intellectual property rights, we may be required to spend significant resources to set-up, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.

We may be subject to intellectual property rights claims by third parties, which may be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to notices that claim we have misappropriated, misused or infringed the intellectual property rights of our competitors or other third parties, including patent holding companies whose sole business is to assert such claims. To the extent we increase our visibility in the market, we face a higher risk of being the subject of intellectual property infringement claims. Additionally, we do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have.

Any intellectual property claims, with or without merit, could be very time-consuming and expensive and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any aspect of our business that may ultimately be determined to infringe on the intellectual property rights of another party, we could be forced to limit or stop sales of subscriptions to our platform and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations and financial condition.

Some of our technology incorporates “open source” software, and we license some of our software through open source projects, which could negatively affect our ability to sell our platform and subject us to possible litigation.

Some aspects of our platform are built using open source software, and we intend to continue to use open source software in the future. From time to time, we contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to monetize our platform. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, results of operations and financial condition.

We use third-party licensed software in or with our platform, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which would adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Such third-party companies may discontinue their products, go out of business or otherwise cease to make support available for such third-party software. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in such third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our platform and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software as needed to enhance our platform, our business and results of operations may be adversely affected.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, services or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Our international sales and international operations subject us to additional risks that can adversely affect our results of operations and financial condition.

For the three months ended March 31, 2017 and 2016, we derived approximately 38%, and 37% of our revenue from customers located outside the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have a significant portion of our research and development personnel in Argentina and have a significant portion of our sales personnel and customer support operations in Europe, Asia, Australia and South America. However, our sales organization outside the United States is smaller than our sales organization in the United States, and we rely more on resellers for non-U.S. sales. Our ability to convince customers to adopt our platform and to expand usage of our platform often requires our direct engagement with customers. To the extent we are unable to engage with non-U.S. customers, we may struggle to grow sales in international markets.

Our international operations subject us to a variety of risks and challenges, including:

•

political and economic uncertainty in the locations in which we operate, particularly in Argentina, where we have a development center, including the potential for significant inflation, labor unrest and currency devaluation;

•	increased management, travel, infrastructure and legal compliance costs associated with having operations in multiple jurisdictions;

•	greater challenges in hiring, training, motivating, and retaining high-quality personnel;

•	increased difficulties in maintaining our unique corporate culture as we continue to expand globally;

•	reliance on channel partners;

•	longer sales cycle and more time required to educate customers on the benefits of our platform outside of the United States;

•	more challenges in enabling our sales force to reach larger organizations outside of the United States;

•	longer payment cycles and difficulties in collecting accounts receivable, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•

compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell subscriptions to our software in certain foreign markets, and the risks and costs of non-compliance;

•

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact results of operations and result in restatements of our condensed consolidated financial statements and irregularities in our condensed consolidated financial statements;

•	fluctuations in currency exchange rates, particularly in Argentina, and the related effect on our results of operations;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	the need for localized software and licensing programs;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes including withholding obligations; and

•	difficulties associated with delivering support, training and documentation in languages other than English.

Any of the above risks could adversely affect our international operations, reduce our revenue from customers outside of the United States or increase our operating costs, each of which could adversely affect our business, results of operations, financial condition and growth prospects. In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these laws and regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our software and services and could have an adverse effect on our business, results of operations and financial condition.

A significant number of our research and development employees are located in Argentina and any favorable or unfavorable developments in Argentina could have an impact on our results of operations.

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of March 31, 2017, we had a total of 162 employees located in Argentina, of which 110 were engaged in research and development activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

The Argentine government has historically exercised significant influence over the country’s economy. Additionally, the country’s legal and regulatory frameworks have at times suffered radical changes, due to political influence and significant political uncertainties. In the past, government policies in Argentina included expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, including royalty and tax increases and retroactive tax claims, and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely affect our business and operating expenses.

In addition, Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations, and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Any disruptions, labor unrest, or increased personnel-related expenses in Argentina could have a material and adverse effect on our business and operating expenses.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our sales contracts are denominated primarily in U.S. dollars, and therefore the majority of our revenue are not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform and services to our customers outside of the United States, adversely affecting our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, such as the Argentine peso, could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for integration software and services generally and for our platform in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. To the extent our platform is perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our platform. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our platform is subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Although we take precautions to prevent our platform from being provided or deployed in violation of such laws, our platform may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. For example, in September 2016, we filed a voluntary self-disclosure regarding our past failure to seek and receive an export license prior to distribution of encrypted software. In response to this voluntary self-disclosure, we received a written warning from the U.S. Department of Commerce’s Bureau of Industry and Security. If we fail to comply with these laws, we and our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.

Changes in our platform, or changes in export, sanctions and import laws, may delay the introduction and sale of subscriptions to our platform in international markets, prevent our customers with international operations from deploying our platform or, in some cases, prevent the provision of our platform to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform, or in our decreased ability to export or sell subscriptions to our platform to existing customers or potential new customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell subscriptions to our platform could adversely affect our business, results of operations and financial condition.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

If we were not able to satisfy data protection, security, privacy and other government-and industry-specific requirements, our business, results of operations, and financial condition could be harmed.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our platform. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business, results of operation, and financial condition.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting GAAP is uncertain. Significant changes in current principles could affect our condensed consolidated financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our results of operations.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact our financial statements. For example, in May 2014, FASB issued new accounting guidance on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), that becomes effective for us beginning January 1, 2018. The standard permits the use of either a retrospective or cumulative effect transition method.

We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Regardless of the transition method, the application of this new guidance could have an adverse effect on our net income or loss. Changes to accounting principles or our accounting policies on our financial statements going forward are difficult to predict and could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our results of operations could be significantly impacted.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have an adverse effect on our business.

We derive a portion of our revenue from sales of subscriptions to our platform and related services to federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend in part on our successful procurement of government contracts. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations; and

•	potential delays or changes in the government appropriations or other funding authorization processes.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing subscriptions to our platform and related services in the future or otherwise have an adverse effect on our business, results of operations and financial condition.

Certain of our results of operations and financial metrics may be difficult to predict as a result of seasonality.

Although we have not historically experienced significant seasonality with respect to our revenue throughout the year, we have seen seasonality in our sales cycle as a large percentage of our customers make their purchases late in the fourth quarter of a given year and pay us in the first quarter of the subsequent year. We may be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. These effects may become more pronounced as we target larger organizations, and their larger budgets for sales of our platform. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. To the extent we experience this seasonality, it may cause fluctuations in our results of operations and financial metrics, and make forecasting our future results of operations and financial metrics more difficult.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

We have funded our operations since inception primarily through equity financings and payments by our customers for use of our platform and services. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

In the future, we may require additional capital to support such activities or to respond to other business opportunities, challenges, acquisitions, or unforeseen circumstances. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations. Additionally, the application of federal, state, local and international tax laws to solutions provided digitally are continuously evolving. Income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, which could increase our taxes and ultimately result in a negative impact on our results of operations and cash flows.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2016, we had net operating loss carryforwards for Federal, California and other state income tax purposes of approximately $181.9 million, $56.9 million and $59.0 million, respectively, which may be available to offset tax income in the future. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past, which has resulted in some limitations on our ability to utilize our NOLs, and if we undergo an ownership change in connection with or after our IPO, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

Our success will depend, in part, on our ability to expand our platform and services and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•

an acquisition may negatively affect our results of operations because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•

we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•

an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business financial maintenance covenants; and

•	if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition.

We depend and rely upon software-as-a-service, or SaaS, technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.

We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, billing, cybersecurity, project management, and accounting and reporting all financial activity. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our Class A common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of this our IPO (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile and may decline.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect datacenters used by AWS, this could adversely affect the ability of our customers to use our platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our platform and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing customers and attract new customers.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, which limits your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2017, outstanding shares of Class B common stock represented approximately 98.7% of the voting power of our outstanding capital stock, and outstanding shares of Class B common stock held by our directors, executive officers, and each of our stockholders who owns greater than five percent of our outstanding capital stock, represented approximately 74.0% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Messrs. Schott and Mason retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As a board member, Mr. Schott owes a fiduciary duty to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As stockholders, Messrs. Schott and Mason are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

An active trading market may never develop or be sustained.

Our Class A common stock is listed on the New York Stock Exchange under the symbol “MULE.” However, prior to our IPO, there had been no public trading market for our Class A common stock. We cannot assure you that an active trading market for our Class A common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares of our Class A common stock.

The trading price of our Class A common stock could be volatile, which could cause the value of your investment to decline.

Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock has fluctuated since our IPO and may fluctuate substantially in the future depending on many factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the benefits of our platform;

•	departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our Class A common stock;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	changes in actual or future expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events in our domestic and foreign markets; and

•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

If securities analysts or industry analysts were to downgrade our stock, publish negative research or reports or fail to publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.

The trading market for our Class A common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our stock or publish negative research or reports, cease coverage of our company or fail to regularly publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that such sales could occur, could reduce the price that our Class A common stock might otherwise attain.

Sales of a substantial number of shares of our Class A common stock in the public market in the near future, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of March 31, 2017, we had 113,786,077 shares of capital stock outstanding. Subject to certain exceptions, we, our executive officers, directors and holders of a substantially majority of our common stock and securities convertible into or exchangeable for shares of our common stock have entered into lock-up agreements with the underwriters of our IPO under which we and they have agreed that, subject to certain exceptions, without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC, we and they will not dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our common stock until September 13, 2017. In addition, our executive officers, directors and holders of all of our common stock and securities convertible into or exchangeable for shares of our common stock have entered into market standoff agreements with us under which they have agreed that, subject to certain exceptions, without our consent, they will not dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our common stock until September 13, 2017. We have agreed that, without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC, we will not release any of the securities subject to these market standoff agreements. When the lock-up period in the lock-up agreements and market standoff agreements expires, we and our locked-up security holders will be able to sell our shares in the public market, subject in some cases to the volume and other restrictions of Rule 144 and our insider trading policy. In addition, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, on behalf of the underwriters, may release all or some portion of the shares subject to the lock-up agreements or market standoff agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of, or the perception that such sales may occur, or early release of the securities subject to, the lock-up agreements or market standoff agreements, could cause our stock price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

As of March 31, 2017, holders of up to approximately 86,767,415 shares (including 19,640 shares of our Class B common stock issuable upon the exercise of a warrant that was outstanding as of March 31, 2017), or 67.4% of our capital stock, will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our capital stock issued upon exercise or settlement of outstanding equity awards under our equity compensation plans will be available for immediate resale in the United States in the open market.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

We do not intend to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.

Delaware law and our corporate charter and bylaws will contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business (including our classified board structure) or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•

the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and

•	the authorization of two classes of common stock, as discussed above.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a specified period of time.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

From January 1, 2017 through March 22, 2017, pursuant to our 2016 Equity Incentive Plan, or 2016 Plan, we granted to our directors, officers, employees, consultants and other service providers (i) options to purchase an aggregate of 532,746 shares of common stock at an exercise price of $12.53 per share and (ii) rights to receive an aggregate of 42,312 shares of common stock upon the vesting of restricted stock units.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On March 22, 2017, in connection with the completion of our initial public offering, all 86,030,961 shares of our then-outstanding preferred stock were automatically converted and reclassified into an aggregate of 86,030,961 shares of our Class B common stock. In addition, all 27,685,793 shares of our then-outstanding common stock were automatically reclassified into an aggregate of 27,685,793 shares of our Class B common stock. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon transfer, subject to limited exceptions. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

(b) Use of Proceeds

On March 16, 2017, the Registration Statement on Form S-1 (File No. 333-216130) for our initial public offering of our Class A common stock was declared effective by the SEC. Shares of our Class A common stock began trading on the New York Stock Exchange on March 17, 2017.

The underwriters of our initial public offering were Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Allen & Company LLC, Barclays Capital Inc., Jefferies LLC, Canaccord Genuity Inc., Piper Jaffray & Co., and William Blair & Company, L.L.C. We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $17.8 million. In addition, we incurred expenses of approximately $3.7 million which, when added to the underwriting discount, amount to total expenses of approximately $21.5 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $232.7 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

There has been no material change in the planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 17, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULESOFT, INC.

Date: May 10, 2017	By:	/s/ Greg Schott
Greg Schott
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Matt Langdon
Matt Langdon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-216130	3.4	3/6/17

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-216130	4.1	3/6/17

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-216130	10.1	2/17/17

10.2+	MuleSoft, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-216130	10.2	3/6/17

10.3+	MuleSoft, Inc. 2017 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-216130	10.3	3/6/17

10.4+	MuleSoft, Inc. Executive Incentive Compensation Plan.	S-1	333-216130	10.6	2/17/17

10.5+	MuleSoft, Inc. Severance Policy.	S-1	333-216130	10.7	2/17/17

10.6+	Offer Letter between the Registrant and Greg Schott, dated as of February 17, 2017.	S-1	333-216130	10.8	2/17/17

10.7+	Offer Letter between the Registrant and Mark Dao, dated as of February 17, 2017.	S-1	333-216130	10.9	2/17/17

10.8+	Offer Letter between the Registrant and Rob Horton, dated as of February 17, 2017.	S-1	333-216130	10.10	2/17/17

10.9+	Offer Letter between the Registrant and Matt Langdon, dated as of February 17, 2017.	S-1	333-216130	10.11	2/17/17

10.10+	Offer Letter between the Registrant and Simon Parmett, dated as of February 17, 2017.	S-1	333-216130	10.12	2/17/17

10.11+	MuleSoft, Inc. Outside Director Compensation Policy.	S-1/A	333-216130	10.20	3/6/17

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Filed herewith.
**

Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MuleSoft, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.