Form 10-Q
period 2017-06-30
MULESOFT, INC
filed 2017-08-03
CIK 1374684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the number of outstanding shares of the Registrant’s Class A Common Stock was 24,068,309 and the number of outstanding shares of the Registrant’s Class B Common Stock was 104,873,854.

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

MULESOFT, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,989	$35,101
Investments	51,959	63,361
Trade receivables, net of allowance for doubtful accounts of $654 and $446 as of June 30, 2017 and December 31, 2016	66,966	72,324
Prepaid expenses and other current assets	11,665	18,854

Total current assets	334,579	189,640
Investments, noncurrent	81,108	4,151
Property and equipment, net of accumulated depreciation of $5,373 and $3,925 as of June 30, 2017 and December 31, 2016	6,339	5,231
Restricted cash	709	671
Goodwill	772	787
Intangible assets, net	1,164	1,797
Other assets	2,348	661

TOTAL ASSETS	$427,019	$202,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,368	$1,879
Accrued expenses	10,085	7,797
Accrued compensation and related expenses	12,854	16,369
Deferred revenue	138,912	130,045

Total current liabilities	164,219	156,090
Deferred revenue, noncurrent	5,532	5,569
Other liabilities	1,571	1,176

TOTAL LIABILITIES	171,322	162,835

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock	—	255,946
Preferred stock	—	—
Common stock	—	1
Class A common stock	—	—
Class B common stock	3	—
Additional paid-in capital	523,551	22,241
Accumulated deficit	(266,013)	(236,230)
Accumulated other comprehensive loss	(1,844)	(1,855)

TOTAL STOCKHOLDERS’ EQUITY	255,697	40,103

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,019	$202,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	$55,077	$35,649	$105,671	$66,900
Professional services and other	14,156	8,345	24,467	16,125

Total revenue	69,233	43,994	130,138	83,025
Cost of revenue:
Subscription and support	4,649	3,371	8,697	5,951
Professional services and other	13,699	8,461	24,890	15,633

Total cost of revenue	18,348	11,832	33,587	21,584

Gross profit	50,885	32,162	96,551	61,441
Operating expenses:
Research and development	15,140	7,332	27,929	14,192
Sales and marketing	43,817	29,815	76,943	53,520
General and administrative	10,950	6,843	20,611	14,126

Total operating expenses	69,907	43,990	125,483	81,838

Loss from operations	(19,022)	(11,828)	(28,932)	(20,397)
Interest income	357	107	515	204
Other income (expense), net	(191)	(107)	(267)	(106)

Net loss before provision for income taxes	(18,856)	(11,828)	(28,684)	(20,299)
Provision for income taxes	779	268	1,092	548

Net loss attributable to common stockholders	$(19,635)	$(12,096)	$(29,776)	$(20,847)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.60)	$(0.36)	$(1.06)

Weighted-average shares used in computing net loss per share, basic and diluted	128,825,841	19,995,314	83,370,758	19,678,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(19,635)	$(12,096)	$(29,776)	$(20,847)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(3)	(346)	308	(516)
Unrealized gains (losses) on investments	(294)	62	(297)	298

Other comprehensive income (loss)	(297)	(284)	11	(218)

Comprehensive loss	$(19,932)	$(12,380)	$(29,765)	$(21,065)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,776)	$(20,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,163	2,458
Depreciation and amortization	1,829	756
Amortization of investment premiums	222	307
Provision for doubtful accounts	208	312
Loss on disposal of property and equipment	36	3
Other	—	13
Changes in assets and liabilities:
Trade receivables	5,112	(6,252)
Prepaid expenses and other current assets	5,211	1,792
Other assets	(1,687)	67
Accounts payable	395	1,044
Accrued expenses	2,480	3,152
Accrued compensation and related expenses	(5,824)	(2,925)
Other liabilities	394	141
Deferred revenue	9,024	13,982

Net cash used in operating activities	(2,213)	(5,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(101,355)	(8,405)
Sales of investments	2,425	20,786
Maturities of investments	32,856	7,095
Purchases of property and equipment	(2,334)	(980)
Business combinations, net of cash acquired	(106)	—

Net cash provided by (used in) investing activities	(68,514)	18,496

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in initial public offering	236,360	—
Proceeds from employee stock purchase plan	2,309	—
Note receivable	—	(250)
Repurchase of common shares	—	(351)
Proceeds from issuance of common stock upon exercise of options and warrants	2,464	941
Payment of costs related to initial public offering	(1,823)	—

Net cash provided by financing activities	239,310	340

Impact of foreign exchange on cash and cash equivalents	343	(461)

Net increase in cash	168,926	12,378
Cash, cash equivalents, and restricted cash, Beginning of period	35,772	22,383

Cash, cash equivalents, and restricted cash, End of period	$204,698	$34,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$617	$270

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Costs related to initial public offering, accrued but unpaid	$89	$—

Liability for purchase of property and equipment	$171	$334

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

We have subsidiaries in Argentina, Australia, Canada, Germany, Hong Kong, Netherlands, New Zealand, Singapore and the United Kingdom.

Initial Public Offering

On March 16, 2017, our Registration Statement on Form S-1 (File No. 333-216130) relating to the initial public offering (“IPO”) of our Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). Pursuant to such Registration Statement, we sold 14,950,000 shares of our Class A common stock at an initial public offering price of $17.00 per share for net proceeds of $232.7 million, net of underwriting discounts and commissions and offering costs. Immediately prior to the closing of the IPO, all 86,030,961 shares of our then-outstanding convertible preferred stock were automatically converted and reclassified into Class B common stock, and all 27,685,793 shares of our then-outstanding common stock were automatically reclassified into Class B common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting, and include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our consolidated financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2016, included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”), with the SEC on March 17, 2017.

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

Restricted Cash

Restricted cash at June 30, 2017 and December 31, 2016 includes $642,000 and $308,000, respectively, which is used as collateral for letters of credit and bank guarantees issued in relation to certain leases and $67,000 and $364,000, respectively, of collateral used to secure credit cards which may not be used or transferred until the restriction is released by the issuing bank.

Cash as Reported in Consolidated Statements of Cash Flows

Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheets.

Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	As of June 30,
	2017	2016
Cash and cash equivalents	$203,989	$34,160
Restricted cash	709	601

Cash balance in consolidated statements of cash flows	$204,698	$34,761

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject us to concentration of credit risk consist principally of trade receivables. Our trade receivables mainly result from subscription to our software products and professional services provided to our customers that are located primarily in the United States, Western Europe, and Australia. We review the need for allowances for potential losses from these trade receivables. At June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $654,000, and $446,000, respectively. No single customer accounted for ten percent or more of trade receivables as of June 30, 2017 and December 31, 2016. No single customer accounted for ten percent or more of total revenue for the three and six months ended June 30, 2017 and 2016.

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

We recognize income from our tradeshows as a component of revenue.

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

Significant Accounting Policies

There have been no changes to our significant accounting policies described in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 17, 2017.

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We have early adopted ASU 2016-18 and, accordingly, amounts generally described as restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the accompanying consolidated statements of cash flows. We have adopted ASU 2016-18 retrospectively and have revised the prior period cash flow from investing activities, beginning cash balance, and ending cash balance to reflect the change in presentation of restricted cash. Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this pronouncement had no effect on our financial position, results of operations, or liquidity.

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

3. Investments

Marketable Securities

The following tables summarize our available-for-sale investments at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$82,392	$—	$(244)	$82,148
US Treasury securities	39,289	—	(71)	39,218
Commercial paper	3,469	—	(4)	3,465
Agency securities	2,514	—	(6)	2,508
Foreign bonds	5,758	—	(30)	5,728

Total marketable securities	$133,422	$—	$(355)	$133,067

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$24,027	$—	$(33)	$23,994
US Treasury securities	40,548	—	(20)	40,528
Foreign bonds	2,995	—	(5)	2,990

Total marketable securities	$67,570	$—	$(58)	$67,512

The duration of the investments classified as marketable securities is as follows (in thousands):

	June 30, 2017	December 31, 2016
Short-term (due in one year or less)	$51,959	$63,361
Long-term (due after one year)	81,108	4,151

Total marketable securities	$133,067	$67,512

As of June 30, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$82,148	$(244)	$—	$—	$82,148	$(244)
US Treasury securities	39,218	(71)	—	—	39,218	(71)
Commercial paper	3,465	(4)	—	—	3,465	(4)
Agency securities	2,508	(6)	—	—	2,508	(6)
Foreign bonds	5,728	(30)	—	—	5,728	(30)

Total marketable securities	$133,067	$(355)	$—	$—	$133,067	$(355)

As of December 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$22,342	$(31)	$1,652	$(2)	$23,994	$(33)
U.S. Treasury securities	38,029	(20)	2,499	—	40,528	(20)
Foreign bonds	2,990	(5)	—	—	2,990	(5)

Total marketable securities	$63,361	$(56)	$4,151	$(2)	$67,512	$(58)

We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2017 and December 31, 2016. We expect to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement

The following table presents information about our assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation (in thousands):

	As of June 30, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$330	$330	$—	$—
Corporate bonds	82,148	—	82,148	—
U.S. Treasury securities	39,218	—	39,218	—
Commercial paper	3,465	—	3,465	—
Agency securities	2,508	—	2,508	—
Foreign bonds	5,728	—	5,728	—

	$133,397	$330	$133,067	$—

Reported as:
Cash equivalents(1)	$330
Investments, current	51,959
Investments, noncurrent	81,108

Total	$133,397

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$3,133	$3,133	$—	$—
Corporate bonds	23,994	—	23,994	—
U.S. Treasury securities	40,528	—	40,528	—
Foreign bonds	2,990	—	2,990	—

	$70,645	$3,133	$67,512	$—

Reported as:
Cash equivalents(1)	$3,133
Investments, current	63,361
Investments, noncurrent	4,151

Total	$70,645

(1)

Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016, in addition to $203.6 million and $32.0 million of cash, respectively.

4. Commitments and Contingencies

Operating Leases

As of June 30, 2017, we leased office space in the United States, Australia, Argentina, the United Kingdom, Hong Kong, the Netherlands, Sweden and Singapore under noncancelable operating leases with various expiration dates through 2027. During the second quarter of 2017, we entered into various new office leases, including Alpharetta, Chicago, London and Buenos Aires, with terms ranging from one to five years.

Our future minimum lease payments are as follows as of June 30, 2017 (in thousands):

Amount
2017 (remaining six months)	$3,038
2018	6,867
2019	6,725
2020	6,791
2021	4,987
Thereafter	4,692

Total future minimum lease payments	$33,100

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

Convertible Preferred Stock

There were no outstanding shares of convertible preferred stock as of June 30, 2017 as the shares had been converted and reclassified into 86,030,961 shares of Class B common stock as part of the IPO in March 2017.

Common Stock

As of June 30, 2017, there were 15,786,780 shares of Class A common stock and 113,131,258 shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class B common stock will convert to Class A shares upon the date, or happening of an event, specified by affirmative vote of the holders of at least 66-2/3% of then outstanding Class B common stock. All outstanding shares of Class B common stock will automatically convert into Class A common stock on the earlier of (i) the five-year anniversary of the completion of the IPO or (ii) when the outstanding shares of Class B common stock represent less than 15% of the total outstanding capital stock. Once transferred and converted into a share of our Class A common stock, the converted share of our Class B common stock will not be reissued. In addition, following the conversion of all outstanding shares of our Class B common stock into Class A common stock, no further shares of our Class B common stock will be issued.

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

Our 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. The exercise price of options granted under the 2017 Plan must at least be equal to the fair value of our common stock on the date of grant, except that with respect to any participant with incentive stock options who owns more than 10% of the voting power of all classes of our outstanding stock, the exercise price will be no less than 110% of the fair value on the grant date. The term of a stock option may not exceed 10 years except that with respect to any participant with incentive stock options who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years. As of June 30, 2017, a total of 17,929,094 shares of our Class A common stock are reserved for issuance, not yet issued under the 2017 Plan. The number of shares of our Class A common stock available for issuance under our 2017 Plan will include an annual increase on the first day of each year beginning on January 1, 2018, equal to the least of (a) 15,840,000 shares of our Class A common stock; (b) 5% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of the immediately preceding year; or (c) any other amount determined by our Board of Directors.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2017, we awarded RSUs to certain employees, with a weighted-average grant date fair value of $23.46 per share. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

2017 Employee Stock Purchase Plan

In March 2017, our Board of Directors adopted and our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP). The ESPP became effective on March 17, 2017, the first trading day after the date our registration statement was declared effective by the SEC. The ESPP provides for 24-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 10 and November 10 of each year, except for the first offering period, which commenced on April 1, 2017 and will end on the first trading day on or after May 10, 2019. Each offering period is comprised of four approximately six months in length purchase periods.

The ESPP permits participants to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 5,000 shares of our Class A common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of our Class A common stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of our Class A common stock as of the enrollment date or on the exercise date. If the fair value of our Class A common stock on the last trading day prior to the exercise date is less than the fair value on the last trading day prior to the first day of each offering period, participants will be withdrawn from the current offering period following their purchase of shares of our Class A common stock on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of our Class A common stock. Participation ends automatically upon termination of employment with us.

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

Participation in the 2017 ESPP began on April 1, 2017. As of June 30, 2017, no shares of Class A common stock were purchased under the 2017 ESPP and 1,283,565 shares are expected to be purchased by the end of the initial offering period on May

10, 2019. As of June 30, 2017, total unrecognized compensation cost related to the 2017 ESPP was $10.9 million, which will be amortized over a weighted-average period of 1.2 years.

Stock-Based Compensation

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of subscription and support revenue	$236	$55	$337	$88
Cost of professional services and other revenue	847	119	1,160	211
Research and development	1,529	329	2,445	538
Sales and marketing	3,229	586	4,653	1,094
General and administrative	1,039	327	1,568	527

Total stock-based compensation expense	$6,880	$1,416	$10,163	$2,458

7. Acquisition

In April 2017, we acquired the business of TekGenesis for $0.6 million cash plus applicable taxes. The acquisition was accounted for as a business combination. We plan to utilize TekGenesis development services to further research and development on our products. The costs associated with this acquisition were not material. Further, the allocation of the purchase price to the acquired tangible assets, intangible assets and goodwill is not considered material, and therefore has not been disclosed. Pro forma results from the date of acquisition to June 30, 2017 are not material to our results of operations.

8. Income Taxes

Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date. Our provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which we conduct business.

For the six months ended June 30, 2017 and 2016, we reported a tax expense of $1.1 million and $0.5 million on pretax loss of $28.7 million and $20.3 million, respectively. The effective tax rates for June 30, 2017 and 2016 were (3.8)% and (2.7)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized. The tax expense recorded relates to foreign tax expense incurred by its foreign subsidiaries as well as foreign withholding tax.

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(19,635)	$(12,096)	$(29,776)	$(20,847)

Denominator:
Weighted-average shares used in computing net loss, basic and diluted	128,825,841	19,995,314	83,370,758	19,678,429

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.60)	$(0.36)	$(1.06)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	As of June 30,
	2017	2016
Convertible preferred stock on an as-if converted basis	—	90,262,270
Stock options to purchase common stock	21,075,298	23,543,451
RSU issued and outstanding	942,932	—
Common stock expected to be purchased under 2017 ESPP	1,283,565	—
Convertible preferred stock warrants	—	19,640

Total	23,301,795	113,825,361

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

We have grown rapidly in recent periods. Our revenue for the three months ended June 30, 2017 and 2016 was $69.2 million and $44.0 million, respectively, representing a growth rate of 57%. We incurred net losses of $19.6 million and $12.1 million in the three months ended June 30, 2017 and 2016, respectively. We have made substantial investments in developing our platform, expanding our sales, services, and marketing capabilities, and providing general and administrative resources to support our growth. Specifically, we have increased our headcount from 444 employees as of December 31, 2014 to 1,049 employees as of June 30, 2017. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity rather than optimizing for profitability or cash flow in the near future.

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

The following table sets forth the number of customers:

	As of June 30,
	2017	2016
Customers	1,170	946

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

The following table sets forth the average subscription and support revenue per customer:

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Average subscription and support revenue per customer	$164	$125

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

The following table sets forth the dollar-based net retention rates:

	Three Months Ended June 30,
	2017	2016
Dollar-based net retention rate	116%	122%

Components of Results of Operations

Revenue. We generate revenue from the following sources: (i) subscription and support revenue, which is comprised of subscription fees from customers accessing our cloud-hosted software and from term-based licenses of our software and support services; and (ii) professional services and other revenue, which consists primarily of fees associated with consulting and training services related to the implementation and configuration of our platform.

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

General and Administrative Expenses. Our general and administrative expenses consist primarily of personnel-related costs for executive, finance, legal, human resources, recruiting, and administrative personnel, as well as professional fees for external legal, accounting, recruiting and other consulting services, costs associated with our company-wide meeting, and allocated overhead. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Subscription and support	$55,077	$35,649	$105,671	$66,900
Professional services and other	14,156	8,345	24,467	16,125

Total revenue	69,233	43,994	130,138	83,025
Cost of revenue:
Subscription and support	4,649	3,371	8,697	5,951
Professional services and other	13,699	8,461	24,890	15,633

Total cost of revenue	18,348	11,832	33,587	21,584

Gross profit	50,885	32,162	96,551	61,441
Operating expenses:
Research and development	15,140	7,332	27,929	14,192
Sales and marketing	43,817	29,815	76,943	53,520
General and administrative	10,950	6,843	20,611	14,126

Total operating expenses	69,907	43,990	125,483	81,838

Loss from operations	(19,022)	(11,828)	(28,932)	(20,397)
Interest income	357	107	515	204
Other income (expense), net	(191)	(107)	(267)	(106)

Net loss before provision for income taxes	(18,856)	(11,828)	(28,684)	(20,299)
Provision for income taxes	779	268	1,092	548

Net loss	$(19,635)	$(12,096)	$(29,776)	$(20,847)

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	80%	81%	81%	81%
Professional services and other	20%	19%	19%	19%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription and support	7%	8%	7%	7%
Professional services and other	20%	19%	19%	19%

Total cost of revenue	27%	27%	26%	26%

Gross profit	73%	73%	74%	74%
Operating expenses:
Research and development	22%	17%	21%	17%
Sales and marketing	63%	68%	59%	64%
General and administrative	16%	16%	16%	17%

Total operating expenses	101%	100%	96%	99%

Loss from operations	(27)%	(27)%	(22)%	(25)%
Interest income	1%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%

Net loss before provision for income taxes	(27)%	(27)%	(22)%	(24)%
Provision for income taxes	1%	1%	1%	1%

Net loss	(28)%	(27)%	(23)%	(25)%

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$55,077	$35,649	$19,428	54%
Professional services and other	14,156	8,345	5,811	70%

Total revenue	$69,233	$43,994	$25,239	57%

Subscription and support revenue increased by $19.4 million, or 54%, to $55.1 million during the three months ended June 30, 2017, from $35.6 million during the three months ended June 30, 2016. The increase was attributable to both sales of subscriptions to new customers and expanded use of our platform by existing customers. Our total number of customers increased from 946 as of June 30, 2016 to 1,170 as of June 30, 2017.

Professional services and other revenue increased by $5.8 million, or 70%, to $14.2 million during the three months ended June 30, 2017, from $8.3 million during the three months ended June 30, 2016. The increase was primarily attributable to the increase in consulting services to support our customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$4,649	$3,371	$1,278	38%
Professional services and other	13,699	8,461	5,238	62%

Total cost of revenue	$18,348	$11,832	$6,516	55%

Subscription and support gross margin	92%	91%
Professional services and other gross margin	3%	(1)%
Gross margin	73%	73%

Cost of revenue for subscription and support increased by $1.3 million, or 38%, to $4.6 million during the three months ended June 30, 2017, from $3.4 million during the three months ended June 30, 2016. The increase was due to an increase of $0.7 million in personnel-related expenses, primarily due to an increase in headcount and reflecting an increase of $0.2 million of related stock-based compensation expense. In addition, there was also an increase of $0.5 million in third-party cloud-hosting costs, an increase of $0.2 million related to software subscriptions and an increase of $0.2 million in depreciation due to an increase in fixed assets and intangibles, partially offset by a decrease of $0.2 million in contractor costs.

Cost of revenue for professional services and other increased by $5.2 million, or 62%, to $13.7 million during the three months ended June 30, 2017, from $8.5 million during the three months ended June 30, 2016. The increase was due to an increase in personnel-related costs of $2.8 million, primarily due to an increase in headcount and reflecting an increase of $0.7 million of related stock-based compensation expense. In addition, there was also an increase of $1.6 million in contractor costs, an increase of $0.4 million in travel and related expenses and an increase of $0.2 million related to software subscriptions and other expenses.

Operating Expenses

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Research and development	$15,140	$7,332	$7,808	106%
Sales and marketing	43,817	29,815	14,002	47%
General and administrative	10,950	6,843	4,107	60%

Total operating expenses	$69,907	$43,990	$25,917	59%

Research and Development

Research and development expenses increased by $7.8 million, or 106%, to $15.1 million during the three months ended June 30, 2017, from $7.3 million during the three months ended June 30, 2016. The increase was attributable to an increase in personnel-related costs of $4.6 million, primarily due to an increase in headcount and reflecting an increase of $1.2 million of related stock-based compensation expense. In addition, there was also an increase of $1.5 million in contractor costs, an increase of $0.7 million in third-party cloud-hosting costs for internal use, an increase of $0.5 million in facility and other expenses, an increase of $0.2 million in depreciation due to an increase in fixed assets and an increase of $0.2 million for software subscription costs.

Sales and Marketing

Sales and marketing expenses increased by $14.0 million, or 47%, to $43.8 million during the three months ended June 30, 2017, from $29.8 million during the three months ended June 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $9.2 million, due to an increase in headcount and reflecting an increase of $2.6 million of related stock-based compensation expense. In addition, there was also an increase of $2.0 million in marketing costs related to advertising, domestic and international tradeshows expenses, an increase of $0.8 million in travel and related expenses, an increase of $0.7 million in software subscription costs and an increase of $0.5 million in facility and other expenses.

General and Administrative

General and administrative expenses increased by $4.1 million, or 60%, to $11.0 million during the three months ended June 30, 2017, from $6.8 million during the three months ended June 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $2.5 million, primarily due to an increase in headcount. These costs included an increase of $0.7 million in stock-based compensation expense. In addition, there was also an increase of $0.8 million in contractor costs to supplement our staffing, an increase of $0.6 million in facility and other expenses and an increase of $0.3 million in software subscription costs for our operations.

Interest Income

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Interest income	$357	$107	$250	234%

Interest income was $0.4 million in the three months ended June 30, 2017 compared to $0.1 million in the three months ended June 30, 2016. The increase was primarily related to the increase in interest rates beginning in December 31, 2016, resulting in increased interest income earned from our investments in U.S. Treasuries. In addition, we had more cash, cash equivalents, and investments as a result of the IPO which led to increased interest income in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Other income (expense), net	$(191)	$(107)	$(84)	79%

Other income (expense), net was an expense of $0.2 million in the three months ended June 30, 2017 compared to an expense of $0.1 million in the three months ended June 30, 2016. The change was primarily related to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Provision for income taxes	$779	$268	$511	191%

Provision for income taxes for each period was primarily attributable to foreign taxes incurred by certain non-U.S. subsidiaries and foreign withholding taxes.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$105,671	$66,900	$38,771	58%
Professional services and other	24,467	16,125	8,342	52%

Total revenue	$130,138	$83,025	$47,113	57%

Subscription and support revenue increased by $38.8 million, or 58%, to $105.7 million during the six months ended June 30, 2017, from $66.9 million during the six months ended June 30, 2016. The increase was attributable to both sales of subscriptions to new customers and expanded use of our platform by existing customers. Our total number of customers increased from 946 as of June 30, 2016 to 1,170 as of June 30, 2017.

Professional services and other revenue increased by $8.3 million, or 52%, to $24.5 million during the six months ended June 30, 2017, from $16.1 million during the six months ended June 30, 2016. The increase was primarily attributable to the increase in consulting services to support our customers.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$8,697	$5,951	$2,746	46%
Professional services and other	24,890	15,633	9,257	59%

Total cost of revenue	$33,587	$21,584	$12,003	56%

Subscription and support gross margin	92%	91%
Professional services and other gross margin	(2)%	3%
Gross margin	74%	74%

Cost of revenue for subscription and support increased by $2.7 million, or 46%, to $8.7 million during the six months ended June 30, 2017, from $6.0 million during the six months ended June 30, 2016. The increase was due to an increase of $1.4 million in personnel-related expenses, primarily due to an increase in headcount and reflecting an increase of $0.2 million of related stock-based compensation expense. In addition, there was also an increase of $1.0 million in third-party cloud-hosting costs, an increase of $0.4 million related to software subscriptions and an increase of $0.3 million in depreciation due to an increase in fixed assets and intangibles offset by a decrease of $0.4 million in contractor costs.

Cost of revenue for professional services and other increased by $9.3 million, or 59%, to $24.9 million during the six months ended June 30, 2017, from $15.6 million during the six months ended June 30, 2016. The increase was due to an increase in personnel-related costs of $4.8 million, primarily due to an increase in headcount and reflecting an increase of $0.9 million of related stock-based compensation expense. In addition, there was also an increase of $2.8 million in contractor costs, an increase of $0.5 million in travel and related expenses and an increase of $0.4 million related to software subscriptions and other expenses.

Operating Expenses

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Research and development	$27,929	$14,192	$13,737	97%
Sales and marketing	76,943	53,520	23,423	44%
General and administrative	20,611	14,126	6,485	46%

Total operating expenses	$125,483	$81,838	$43,645	53%

Research and Development

Research and development expenses increased by $13.7 million, or 97%, to $27.9 million during the six months ended June 30, 2017, from $14.2 million during the six months ended June 30, 2016. The increase was attributable to an increase in personnel-related costs of $7.6 million, primarily due to an increase in headcount and reflecting an increase of $1.9 million of related stock-based compensation expense. In addition, there was also an increase of $2.7 million in contractor costs, an increase of $1.5 million in third-party cloud-hosting costs for internal use, an increase of $0.8 million in facility and other expenses, an increase of $0.4 million in costs incurred for the company-wide meeting held during the first half of 2017, an increase of $0.4 million for software subscription costs and an increase of $0.3 million in depreciation due to increase in fixed assets and intangibles.

Sales and Marketing

Sales and marketing expenses increased by $23.4 million, or 44%, to $76.9 million during the six months ended June 30, 2017, from $53.5 million during the six months ended June 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $15.4 million, due to an increase in headcount and reflecting an increase of $3.6 million of related stock-based compensation expense. In addition, there was also an increase of $2.5 million in marketing costs related to advertising, domestic and international tradeshows expenses, an increase of $1.2 million in software subscription costs, an increase of $1.1 million in costs incurred for the company-wide meeting held during the first half of 2017, an increase of $1.1 million in travel and related expenses, an increase of $1.1 million in facility and other expenses, an increase of $0.5 million in contractor costs and an increase of $0.3 million in depreciation due to increase in fixed assets and intangibles.

General and Administrative

General and administrative expenses increased by $6.5 million, or 46%, to $20.6 million during the six months ended June 30, 2017, from $14.1 million during the six months ended June 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $4.3 million, primarily due to an increase in headcount and reflecting an increase of $1.0 million in stock-based compensation expense. In addition, there was also an increase of $0.9 million in contractor costs to supplement our staffing, an increase of $0.8 million in facility and other expenses, an increase of $0.6 million in software subscription costs for our operations and an increase of $0.2 million in costs incurred for the company-wide meeting. This was partially offset by a decrease of $0.2 million in professional services for legal and accounting services.

Interest Income

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Interest income	$515	$204	$311	152%

Interest income was $0.5 million in the six months ended June 30, 2017 compared to $0.2 million in the six months ended June 30, 2016. The increase was primarily related to the increase in interest rates beginning in December 31, 2016, resulting in increased interest income earned from our investments in U.S. Treasuries. Additionally, we had more cash, cash equivalents, and investments as a result of the IPO which led to increased interest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Other income (expense), net	$(267)	$(106)	$(161)	152%

Other income (expense), net was an expense of $0.3 million in the six months ended June 30, 2017 compared to expense of $0.1 million in the six months ended June 30, 2016. The change was primarily related to foreign currency fluctuations.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Provision for income taxes	$1,092	$548	$544	99%

Provision for income taxes for each period was primarily attributable to foreign taxes incurred by certain non-U.S. subsidiaries and foreign withholding taxes.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our initial public offering, private sales of equity securities, as well as payments received from customers using our platform and services. As of June 30, 2017, we had cash, cash equivalents, and investments totaling $337.1 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of bank deposits and money market funds, and our investments are comprised of marketable securities such as commercial paper, corporate bonds, foreign bonds and U.S. Treasury securities. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We plan to continue to finance our operations from customers paying for our platform and services. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(2,213)	$(5,997)
Cash provided by (used in) investing activities	(68,514)	18,496
Cash provided by financing activities	239,310	340
Effect of exchange rate changes on cash	343	(461)

Net increase in cash and cash equivalents	$168,926	$12,378

Cash Flows from Operating Activities

During the six months ended June 30, 2017, cash used in operating activities was $2.2 million which consisted of a net loss of $29.8 million, adjusted by non-cash charges of $12.5 million and a net change of $15.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation of $10.2 million, and depreciation and amortization of $1.8 million. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $9.0 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support, an increase in accrued expenses of $2.5 million due to an increase in operating expenses, a decrease in other current assets of $5.2 million due to the increase in prepaid third-party hosting services consumed and a decrease in accounts receivable of $5.1 million, partially offset by a decrease in accrued compensation of $5.8 million due to lower commissions payable as compared to year end.

During the six months ended June 30, 2016, cash used in operating activities was $6.0 million, consisting of a net loss of $20.8 million, adjusted by non-cash charges of $3.8 million and a change of $11.0 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $2.5 million, depreciation and amortization of $0.8 million, and amortization of investment premiums of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $14.0 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support, an increase in accrued expenses of $3.2 million due to an increase in operating expenses, an increase in accounts payable of $1.0 million due to the timing of invoices from vendors and related payments and a decrease in prepaid expenses and other current assets of $1.8 million, partially offset by an increase in trade receivables of $6.3 million and a decrease in accrued compensation and related expenses of $2.9 million due to lower commissions payable as compared to year end.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, cash used in investing activities was $68.5 million, which consisted of payments for investment purchases of $101.4 million, payments for purchases of property and equipment of $2.3 million, consisting primarily of leasehold improvements and, to a lesser extent, the purchase of computers for personnel and $0.1 million paid in connection with business combinations, net, partially offset by sales and maturities of investments of $35.3 million.

During the six months ended June 30, 2016, cash provided by investing activities was $18.5 million, consisting of sales and maturities of investments of $27.9 million, partially offset by purchases of investments of $8.4 million, and purchases of property and equipment of $1.0 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities was $239.3 million, which consisted of proceeds from the issuance of common stock in connection with our IPO of $236.4 million, proceeds from the issuance of common stock upon exercise of stock options of $2.5 million and proceeds from our ESPP of $2.3 million, partially offset by $1.8 million payments of costs related to the initial public offering.

During the six months ended June 30, 2016, cash provided by financing activities was $0.3 million consisting of proceeds of $0.9 million from the issuance of common stock upon the exercise of stock options and warrants, partially offset by $0.4 million for the repurchase of common stock, and $0.3 million related to the issuance of a note receivable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases	$6,517	$13,495	$9,371	$3,717	$33,100
Purchase Obligations (1)	4,050	4,950	—	—	9,000

Total	$10,567	$18,445	$9,371	$3,717	$42,100

(1)	Purchase obligations represent total future minimum payments under our contract with our cloud infrastructure provider.

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

We are finalizing our decision surrounding the adoption methodology and expect to apply the standard retrospectively to each prior period presented.

In regards to our software licenses, revenue is currently recorded ratably over the subscription term, as we have not established VSOE for such offerings. Under the new standard, the requirement to have VSOE for undelivered elements is eliminated. As a result, under the new standard we will most likely recognize a portion of our revenues related to our software products when delivered.

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

We have also considered the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09. Under ASC 340-40, we would be required to capitalize and amortize certain sales commission costs. Under our current accounting policy, we do not capitalize sales commission costs and recognize these costs when they are incurred. We expect that upon adoption we will be capitalizing certain commission expenses and recording the expense over the period in which we expect to benefit from the sales efforts. In addition, some deferred revenue recorded in accordance with the current revenue standard could be eliminated upon adoption of the new revenue standard.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets other than Inventory which amends the guidance used in the recognition of current and deferred income taxes for an intra-entity transfer. The guidance requires an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory at the time of transfer. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual period for which financial statements have not yet been issued. We are currently evaluating the impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. We are currently evaluating the impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350) Simplifying the Test for Goodwill Impairment, which amends the guidance used in evaluating impairment of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. An entity should now perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment change should be recognized for the amount that the carrying amount exceeds the fair value. Any reporting units with a zero or negative carrying amount no longer are required to perform qualitative assessments for goodwill impairment. Application of ASU 2017-04 is expected to reduce the cost and complexity of evaluating goodwill for impairment.The standard is effective for all public business entities for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual or interim goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact to our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718) Scope of Modification Accounting, which amends the guidance used in modification accounting for share-based payment awards. The guidance specifies that any change to the terms or conditions of a share-based payment award should be treated as modification unless all three requirements are met. These requirements are that the fair value of the modified award, the vesting conditions of the modified award, and the classification of the modified award are all the same as the original award immediately before the modification. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for annual or interim for which financial statements have not yet been issued. We are currently evaluating the impact to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily in interest rates and currency exchange rate fluctuations.

Interest Rate Risk

We had cash and cash equivalents of $204.0 million and $35.1 million as of June 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

We had current investments in marketable securities of $52.0 million and $63.4 million as of June 30, 2017 and December 31, 2016, respectively. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments consisting only of corporate bonds and U.S. Treasury securities. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our historical consolidated financial statements for any of the periods presented.

Foreign Currency Exchange Risk

As of June 30, 2017, and December 31, 2016, our cash and cash equivalents included $5.6 million and $6.4 million, respectively, held by our foreign subsidiaries, of which $0.8 million and $1.0 million, respectively, was denominated in Argentine pesos, $3.3 million and $2.7 million, respectively, was denominated in U.K. pounds sterling, and $0.7 million and $1.4 million, respectively, was denominated in Australian dollars.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each period since our inception, including net losses of $29.8 million and $49.6 million for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively. As a result, we had an accumulated deficit of $266.0 million as of June 30, 2017. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest heavily in research and development, and expand our operations and infrastructure, both domestically and internationally. In addition, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our business, operations, and employee headcount. For the three months ended June 30, 2017 and 2016, our revenue was $69.2 million and $44.0 million, respectively, representing a 57% growth rate. For the six months ended June 30, 2017 and 2016, our revenue was $130.1 million and $83.0 million, respectively, representing a 57% growth rate. We have also significantly increased the size of our customer base from 946 customers as of June 30, 2016 to over 1,100 customers as of June 30, 2017. We grew from 705 employees as of June 30, 2016 to 1,049 employees as of June 30, 2017. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.

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

In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such customers to realize the benefits associated with an application network. We may not be able to attract new customers to our platform for a variety of reasons, including as a result of their use of traditional approaches to technology integration, such as manual project-by-project integrations and the use of legacy point-to-point software integration products, their internal timing, budget, or structural constraints that hinder their ability to build application networks, or the pricing of our platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we often must also help them successfully deploy our platform in their organization, a process that can last several months. Even if we do attract customers, the cost of new customer acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, for the six months ended June 30, 2017 and 2016, total sales and marketing expense represented 59% and 64% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of application networks and our platform, grow our domestic and international operations, and build brand awareness. We also intend to continue to cultivate the MuleSoft developer community and our partner ecosystem of SIs, and independent software vendors (ISVs). If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected. In addition, we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our platform and ultimately create and expand the size of their application network over time. We cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.

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

We believe that our culture has been and will continue to be a key contributor to our success. Since December 31, 2014, we have increased the size of our workforce by over 600 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

For the three and six months ended 2017 and 2016, we consistently derived approximately 38% of our revenue from customers located outside the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have a significant portion of our research and development personnel in Argentina and have a significant portion of our sales personnel and customer support operations in Europe, Asia, Australia and South America. However, our sales organization outside the United States is smaller than our sales organization in the United States, and we rely more on resellers for non-U.S. sales. Our ability to convince customers to adopt our platform and to expand usage of our platform often requires our direct engagement with customers. To the extent we are unable to engage with non-U.S. customers, we may struggle to grow sales in international markets.

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

•

compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell subscriptions to our software in certain foreign markets, and the risks and costs of non-compliance;

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

A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of June 30, 2017, we had a total of 214 employees located in Argentina, of which 161 were engaged in research and development activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

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

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our sales contracts are denominated primarily in U.S. dollars, and therefore the majority of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform and services to our customers outside of the United States, adversely affecting our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, such as the Argentine peso, could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact our financial statements. For example, in May 2014, FASB issued new accounting guidance on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), that becomes effective for us beginning January 1, 2018. The standard permits the use of either a retrospective or cumulative effect transition method. In addition, we have also considered the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09.

We expect to apply the standard retrospectively to each prior period presented. The application of this new guidance could have an adverse effect on our net income or loss. Changes to accounting principles or our accounting policies on our financial statements going forward are difficult to predict and could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our results of operations could be significantly impacted.

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

As of December 31, 2016, we had net operating loss carryforwards for federal, California and other state income tax purposes of approximately $181.9 million, $56.9 million and $59.0 million, respectively, which may be available to offset tax income in the future. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past, which has resulted in some limitations on our ability to utilize our NOLs, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) December 31, 2022 (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile and may decline.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2017, outstanding shares of Class B common stock represented approximately 98.6% of the voting power of our outstanding capital stock, and outstanding shares of Class B common stock held by our directors, executive officers, and each of our stockholders who owns greater than five percent of our outstanding capital stock, represented approximately 74.4% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our Class A common stock in the public market in the near future, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of June 30, 2017, we had 128,918,038 shares of capital stock outstanding. Subject to certain exceptions, we, our executive officers, directors and holders of a substantially majority of our common stock and securities convertible into or exchangeable for shares of our common stock have entered into lock-up agreements with the underwriters of our IPO under which we and they have agreed that, subject to certain exceptions, without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC, we and they will not dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our common stock until September 13, 2017. In addition, our executive officers, directors and holders of all of our common stock and securities convertible into or exchangeable for shares of our common stock have entered into market standoff agreements with us under which they have agreed that, subject to certain exceptions, without our consent, they will not dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our common stock until September 13, 2017. We have agreed that, without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC, we will not release any of the securities subject to these market standoff agreements. When the lock-up period in the lock-up agreements and market standoff agreements expires, we and our locked-up security holders will be able to sell our shares in the public market, subject in some cases to the volume and other restrictions of Rule 144 and our insider trading policy. In addition, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, on behalf of the underwriters, may release all or some portion of the shares subject to the lock-up agreements or market standoff agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of, or the perception that such sales may occur, or early release of the securities subject to, the lock-up agreements or market standoff agreements, could cause our stock price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

As of June 30, 2017, holders of up to approximately 86,767,415 shares, or 67.3% of our capital stock, will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our capital stock issued upon exercise or settlement of outstanding equity awards under our equity compensation plans will be available for immediate resale in the United States in the open market.

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

Item 2. Unregistered Sales of Equity Securities

(a) Recent Sales of Unregistered Securities

In April 2017, we issued and sold to an accredited investor an aggregate of 19,640 shares of our Class B common stock upon the net exercise of an outstanding warrant with an aggregate exercise price of $15,000.05. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipient did not involve a public offering. The recipient of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in this transaction. The recipient had adequate access to information about us through their relationships with us. The sale of these securities was made without any general solicitation or advertising.

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

MULESOFT, INC.

Date: August 3, 2017	By:	/s/ Greg Schott
Greg Schott
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Matt Langdon
Matt Langdon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

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