Form 10-Q
period 2017-09-30
MULESOFT, INC
filed 2017-11-02
CIK 1374684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of October 31, 2017, the number of outstanding shares of the Registrant’s Class A Common Stock was 74,905,453 and the number of outstanding shares of the Registrant’s Class B Common Stock was 55,056,463.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MULESOFT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,156	$35,101
Investments	125,392	63,361
Trade receivables, net of allowance for doubtful accounts of $707 and $446 as of September 30, 2017 and December 31, 2016	84,077	72,324
Prepaid expenses and other current assets	18,557	18,854
Total current assets	284,182	189,640
Investments, noncurrent	152,316	4,151
Property and equipment, net of accumulated depreciation of $6,204 and $3,925 as of September 30, 2017 and December 31, 2016	6,468	5,231
Restricted cash	786	671
Goodwill	764	787
Intangible assets, net	1,002	1,797
Other assets	2,268	661
TOTAL ASSETS	$447,786	$202,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,314	$1,879
Accrued expenses	12,760	7,797
Accrued compensation and related expenses	20,409	16,369
Deferred revenue	162,707	130,045
Total current liabilities	197,190	156,090
Deferred revenue, noncurrent	8,316	5,569
Other liabilities	2,334	1,176
TOTAL LIABILITIES	207,840	162,835
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock	—	255,946
Common stock	—	1
Class A common stock	1	—
Class B common stock	2	—
Additional paid-in capital	533,049	22,241
Accumulated deficit	(291,129)	(236,230)
Accumulated other comprehensive loss	(1,977)	(1,855)
TOTAL STOCKHOLDERS’ EQUITY	239,946	40,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,786	$202,938
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	$61,704	$40,937	$167,375	$107,837
Professional services and other	15,900	8,432	40,367	24,557
Total revenue	77,604	49,369	207,742	132,394
Cost of revenue:
Subscription and support	5,242	3,589	13,939	9,540
Professional services and other	16,858	8,756	41,748	24,389
Total cost of revenue	22,100	12,345	55,687	33,929
Gross profit	55,504	37,024	152,055	98,465
Operating expenses:
Research and development	18,048	8,701	45,977	22,893
Sales and marketing	50,707	33,920	127,650	87,440
General and administrative	12,144	9,555	32,755	23,681
Total operating expenses	80,899	52,176	206,382	134,014
Loss from operations	(25,395)	(15,152)	(54,327)	(35,549)
Interest income	968	110	1,483	314
Other income (expense), net	(354)	(242)	(621)	(348)
Net loss before provision for income taxes	(24,781)	(15,284)	(53,465)	(35,583)
Provision for income taxes	335	377	1,427	925
Net loss	$(25,116)	$(15,661)	$(54,892)	$(36,508)
Net loss attributable to common stockholders	$(25,116)	$(25,097)	$(54,892)	$(45,944)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(1.15)	$(0.56)	$(2.26)
Weighted-average shares used in computing net loss per share, basic and diluted	129,044,913	21,733,456	98,762,781	20,368,438
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(25,116)	$(15,661)	$(54,892)	$(36,508)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(19)	(47)	289	(563)
Unrealized gains (losses) on investments	(114)	(26)	(411)	272
Other comprehensive income (loss)	(133)	(73)	(122)	(291)
Comprehensive loss	$(25,249)	$(15,734)	$(55,014)	$(36,799)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MULESOFT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,892)	$(36,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	18,632	4,348
Other non-cash compensation related to 2016 Tender Offer	—	9,948
Depreciation and amortization	2,827	1,203
Amortization of investment premiums	482	434
Provision for doubtful accounts	261	281
Tax benefits from employee stock plans(1)	—	226
Loss on disposal of property and equipment	60	6
Other	—	13
Changes in assets and liabilities:
Trade receivables	(12,052)	492
Prepaid expenses and other current assets	(1,617)	2,276
Other assets	(1,606)	(252)
Accounts payable	(493)	1,156
Accrued expenses	5,154	1,542
Accrued compensation and related expenses	(440)	(1,763)
Other liabilities	1,158	496
Deferred revenue	35,603	22,356
Net cash provided by (used in) operating activities	(6,923)	6,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(261,420)	(21,955)
Sales of investments	2,425	24,536
Maturities of investments	47,907	18,550
Purchases of property and equipment	(3,548)	(2,191)
Business combinations, net of cash acquired	(106)	—
Net cash provided by (used in) investing activities	(214,742)	18,940
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in initial public offering	236,360	—
Proceeds from employee stock purchase plan	4,479	—
Repurchase of common shares	—	(2,607)
Proceeds from issuance of common stock upon exercise of options and warrants	3,433	2,906
Payment of costs related to initial public offering	(1,823)	—
Net cash provided by financing activities	242,449	299
Impact of foreign exchange on cash and cash equivalents	386	(505)
Net increase in cash	21,170	24,988
Cash, cash equivalents, and restricted cash, Beginning of period	35,772	22,383
Cash, cash equivalents, and restricted cash, End of period	$56,942	$47,371
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$967	$441
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Costs related to initial public offering, accrued but unpaid	$89	$—
Deemed dividends on preferred stock	$—	$9,436
Liability for purchase of property and equipment	$4	$807
(1) As a result of our adoption of Accounting Standards Update ("ASU") 2016-09, our treatment of excess tax benefits from employee stock plans has changed. See Note 2 contained in the "Notes to Condensed Consolidated Financial Statements" for more details.

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
We have subsidiaries in Argentina, Australia, Canada, Germany, Hong Kong, the Netherlands, New Zealand, Singapore and the United Kingdom.
Initial Public Offering
On March 16, 2017, our Registration Statement on Form S-1 (File No. 333-216130) relating to the initial public offering (“IPO”) of our Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). Pursuant to such Registration Statement, we sold 14,950,000 shares of our Class A common stock at an initial public offering price of $17.00 per share for net proceeds of $232.7 million, net of underwriting discounts and commissions and offering costs. Immediately prior to the closing of the initial public offering, all 86,030,961 shares of our then-outstanding convertible preferred stock were automatically converted and reclassified into Class B common stock, and all 27,685,793 shares of our then-outstanding common stock were automatically reclassified into Class B common stock.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting, and include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our consolidated financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future interim period or year.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2016, included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended ("Securities Act"), with the SEC on March 17, 2017.

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

Restricted Cash
Restricted cash at September 30, 2017 and December 31, 2016 includes $786,000 and $308,000, respectively, which is used as collateral for letters of credit and bank guarantees issued in relation to certain leases and $0 and $364,000, respectively, of collateral used to secure credit cards which may not be used or transferred until the restriction is released by the issuing bank.
Cash as Reported in Consolidated Statements of Cash Flows
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and the restricted cash as shown on the consolidated balance sheets.
Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	As of September 30,
	2017	2016
Cash and cash equivalents	$56,156	$46,504
Restricted cash	786	867
Cash balance in consolidated statements of cash flows	$56,942	$47,371
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
Concentration of Credit and Other Risks
Financial instruments that potentially subject us to concentration of credit risk consist principally of trade receivables. Our trade receivables mainly result from subscription to our software products and professional services provided to our customers that are located primarily in the United States, Western Europe, and Australia. We review the need for allowances for potential losses from these trade receivables. At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $707,000 and $446,000, respectively. One customer accounted for 11% of trade receivables as of September 30, 2017. No single customer accounted for 10% or more of trade receivables as of December 31, 2016. No single customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2017 and 2016.
We are dependent upon third parties, such as Amazon Web Services, in order to meet the uptime and performance requirements of our customers.
Revenue Recognition
We recognize revenue from the following sources: (1) subscription and support revenue, which is comprised of subscription fees from customers accessing our cloud-hosted software and from term-based licenses of our software and support services; (2) professional services and other revenue, which consists primarily of fees associated with consulting and training services related to the implementation and configuration of our platform; and (3) royalty revenue from customers incorporating our software in their products.
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
Multiple-Element Arrangements
For multiple-element arrangements containing cloud hosted subscription and non-software services, we: (1) determine whether each element constitutes a separate unit of accounting; (2) determine the fair value of each element using the selling price hierarchy of VSOE of selling price, third party evidence ("TPE") of selling price or best estimated selling price ("BESP"), as applicable; and (3) allocate the total non-contingent fee to each separate unit of accounting based on the relative selling price method. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. As we have been unable to establish VSOE or TPE for the elements of our arrangements, we determine BESP by considering overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales, and contract prices. As our go-to-market strategies evolve, the pricing practices may be modified in the future, which could result in changes in relative selling prices, including BESP, and therefore, the allocation of the selling price to an element. The consideration allocated to subscription and support is recognized as revenue over the contract period commencing when the subscription service is made available to the customer. The consideration allocated to professional services is recognized as revenue using the proportional performance method or as services are delivered for time and material contracts.

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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share - Based Payment Accounting, which simplifies the accounting and reporting of share-based payment transactions, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The new standard is effective for annual periods beginning after December 15, 2016. Other than the change in presentation in the accompanying consolidated statements of cash flows, the adoption of this pronouncement had no material effect on our financial position, results of operations, or liquidity.

3. Investments
Marketable Securities
The following tables summarize our available-for-sale investments at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$121,119	$—	$(240)	$120,879
US Treasury securities	103,900	—	(149)	103,751
Commercial paper	3,481	—	(1)	3,480
Agency securities	43,941	—	(53)	43,888
Foreign bonds	5,736	—	(26)	5,710
Total marketable securities	$278,177	$—	$(469)	$277,708

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$24,027	$—	$(33)	$23,994
US Treasury securities	40,548	—	(20)	40,528
Foreign bonds	2,995	—	(5)	2,990
Total marketable securities	$67,570	$—	$(58)	$67,512

The duration of the investments classified as marketable securities is as follows (in thousands):

	September 30, 2017	December 31, 2016
Short-term (due in one year or less)	$125,392	$63,361
Long-term (due after one year)	152,316	4,151
Total marketable securities	$277,708	$67,512
As of September 30, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$120,879	$(240)	$—	$—	$120,879	$(240)
US Treasury securities	102,501	(149)	1,250	—	103,751	(149)
Commercial paper	3,480	(1)	—	—	3,480	(1)
Agency securities	43,888	(53)	—	—	43,888	(53)
Foreign bonds	5,710	(26)	—	—	5,710	(26)
Total marketable securities	$276,458	$(469)	$1,250	$—	$277,708	$(469)

As of December 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$22,342	$(31)	$1,652	$(2)	$23,994	$(33)
U.S. Treasury securities	38,029	(20)	2,499	—	40,528	(20)
Foreign bonds	2,990	(5)	—	—	2,990	(5)
Total marketable securities	$63,361	$(56)	$4,151	$(2)	$67,512	$(58)
We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of September 30, 2017 and December 31, 2016. We expect to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement
The following table presents information about our assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation (in thousands):

	As of September 30, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$5,639	$5,639	$—	$—
Corporate bonds	120,879	—	120,879	—
U.S. Treasury securities	103,751	—	103,751	—
Commercial paper	3,480	—	3,480	—
Agency securities	43,888	—	43,888	—
Foreign bonds	5,710	—	5,710	—
	$283,347	$5,639	$277,708	$—
Reported as:
Cash equivalents(1)	$5,639
Investments, current	125,392
Investments, noncurrent	152,316
Total	$283,347

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$3,133	$3,133	$—	$—
Corporate bonds	23,994	—	23,994	—
U.S. Treasury securities	40,528	—	40,528	—
Foreign bonds	2,990	—	2,990	—
	$70,645	$3,133	$67,512	$—
Reported as:
Cash equivalents(1)	$3,133
Investments, current	63,361
Investments, noncurrent	4,151
Total	$70,645

(1)
Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016, in addition to $50.6 million and $32.0 million of cash, respectively.

4. Commitments and Contingencies
Operating Leases
As of September 30, 2017, we leased office space in the United States, Australia, Argentina, the United Kingdom, Hong Kong, the Netherlands, Sweden and Singapore under noncancelable operating leases with various expiration dates through 2027. During the third quarter of 2017, we entered into a short-term lease agreement for incremental space in San Francisco.
Our future minimum lease payments are as follows as of September 30, 2017 (in thousands):

Amount
2017 (remaining three months)	$1,899
2018	8,749
2019	7,449
2020	6,829
2021	5,024
Thereafter	4,694
Total future minimum lease payments	$34,644
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
Convertible Preferred Stock
There were no outstanding shares of convertible preferred stock as of September 30, 2017 as the shares had been converted and reclassified into 86,030,961 shares of Class B common stock as part of the IPO in March 2017.
Common Stock
As of September 30, 2017, there were 70,114,218 shares of Class A common stock and 59,232,875 shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class B common stock will convert to Class A shares upon the date, or happening of an event, specified by affirmative vote of the holders of at least 66-2/3% of then outstanding Class B common stock. All outstanding shares of Class B common stock will automatically convert into Class A common stock on the earlier of (i) the five-year anniversary of the completion of the IPO or (ii) when the outstanding shares of Class B common stock represent less than 15% of the total outstanding capital stock. Once transferred and converted into a share of our Class A common stock, the converted share of our Class B common stock will not be reissued. In addition, following the conversion of all outstanding shares of our Class B common stock into Class A common stock, no further shares of our Class B common stock will be issued.

6. Equity Incentive Plans
2017 Equity Incentive Plan
In March 2017, our Board of Directors adopted and our stockholders approved our 2017 Equity Incentive Plan ("2017 Plan"). The 2017 Plan became effective on March 15, 2017. The 2016 Equity Incentive Plan ("2016 Plan") was terminated in connection with the IPO and any shares available for issuance under the 2016 Plan were transferred to the 2017 Plan.
Our 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. The exercise price of options granted under the 2017 Plan must at least be equal to the fair value of our common stock on the date of grant, except that with respect to any participant with incentive stock options who owns more than 10% of the voting power of all classes of our outstanding stock, the exercise price will be no less than 110% of the fair value on the grant date. The term of a stock option may not exceed 10 years except that with respect to any participant with incentive stock options who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years. As of September 30, 2017, a total of 16,561,143 shares of our Class A common stock are reserved for issuance, not yet issued under the 2017 Plan. The number of shares of our Class A common stock available for issuance under our 2017 Plan will include an annual increase on the first day of each year beginning on January 1, 2018, equal to the least of (a) 15,840,000 shares of our Class A common stock; (b) 5% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of the immediately preceding year; or (c) any other amount determined by our Board of Directors.
Restricted Stock Units (“RSUs”)
During the nine months ended September 30, 2017, we awarded RSUs to certain employees, with a weighted-average grant date fair value of $21.62 per share. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.
2017 Employee Stock Purchase Plan
In March 2017, our Board of Directors adopted and our stockholders approved our 2017 Employee Stock Purchase Plan ("ESPP"). The ESPP became effective on March 17, 2017, the first trading day after the date our registration statement was declared effective by the SEC. The ESPP provides for 24-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 10 and November 10 of each year, except for the first offering period, which commenced on April 1, 2017 and will end on the first trading day on or after May 10, 2019. Each offering period is comprised of four purchase periods of approximately six months in length.
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
Participation in the ESPP began on April 1, 2017. As of September 30, 2017, no shares of Class A common stock were purchased under the ESPP and 1,232,977 shares are expected to be purchased by the end of the initial offering period on May 10, 2019.  As of September 30, 2017, total unrecognized compensation cost related to the ESPP was $7.3 million, which will be amortized over a weighted-average period of 1.1 years.

Stock-Based Compensation
Stock-based compensation expense and other compensation expense related to our 2016 Tender Offer (as defined below) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of subscription and support revenue	$288	$77	$625	$165
Cost of professional services and other revenue	1,110	276	2,270	487
Research and development	2,121	1,668	4,566	2,206
Sales and marketing	3,827	6,681	8,480	7,775
General and administrative	1,123	3,136	2,691	3,663
Total stock-based and other compensation expense	$8,469	$11,838	$18,632	$14,296

In July 2016, we announced a tender offer ("2016 Tender Offer") to our employees, executives, members of the Board of Directors and preferred stockholders whereby eligible participants were able to sell a portion of their shares of our common stock to third party investors. The total number of tendered shares was 4,346,203 for a total purchase price of $61.6 million. The premium that was paid by the third parties over the fair value of the shares of common stock purchased in the 2016 Tender Offer, totaling $9.9 million, was recorded as other compensation expense. The excess of the sale price of the converted preferred stock sold in the 2016 Tender Offer over the fair value of our common stock was $9.4 million and was recorded as a deemed dividend within additional paid-in capital.
7. Income Taxes
Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date. Our provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which we conduct business.
For the nine months ended September 30, 2017 and 2016, we reported a tax expense of $1.4 million and $0.9 million on pretax loss of $53.5 million and $35.6 million, respectively. The effective tax rates for September 30, 2017 and 2016 were (2.7)% and (2.6)%, respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pretax losses incurred in the United States, as we have determined that the benefit of the losses is not more likely than not to be realized. The tax expense recorded relates to foreign tax expense incurred by its foreign subsidiaries as well as foreign withholding tax.

8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(25,116)	$(15,661)	$(54,892)	$(36,508)
Deemed dividend to preferred stockholders from 2016 Tender Offer	$—	$(9,436)	$—	$(9,436)
Net loss attributable to common stockholders	$(25,116)	$(25,097)	$(54,892)	$(45,944)
Denominator:
Weighted-average shares used in computing net loss, basic and diluted	129,044,913	21,733,456	98,762,781	20,368,438
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(1.15)	$(0.56)	$(2.26)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	As of September 30,
	2017	2016
Convertible preferred stock on an as-if converted basis	—	88,146,615
Stock options to purchase common stock	20,604,148	21,160,539
RSUs issued and outstanding	2,322,740	—
Common stock expected to be purchased under 2017 ESPP	1,232,977	—
Convertible preferred stock warrants	—	19,640
Total	24,159,865	109,326,794

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
We have grown rapidly in recent periods. Our revenue for the three months ended September 30, 2017 and 2016 was $77.6 million and $49.4 million, respectively, representing a growth rate of 57%. We incurred net losses of $25.1 million and $15.7 million in the three months ended September 30, 2017 and 2016, respectively. We have made substantial investments in developing our platform, expanding our sales, services, and marketing capabilities, and providing general and administrative resources to support our growth. Specifically, we have increased our headcount from 841 employees as of December 31, 2016 to 1,147 employees as of September 30, 2017. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity rather than optimizing for profitability or cash flow in the near future.

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
The following table sets forth the number of customers:

	As of September 30,
	2017	2016
Customers	1,217	994
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
The following table sets forth the average subscription and support revenue per customer:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Average subscription and support revenue per customer	$175	$136
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

The following table sets forth the dollar-based net retention rates:

	Three Months Ended September 30,
	2017	2016
Dollar-based net retention rate	116%	120%

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
Research and Development Expenses. Research and development expenses consist primarily of personnel-related costs for the design and development of our platform and technologies, contractor costs to supplement our staff levels, third-party web services, consulting services, costs associated with our company-wide meeting, and allocated overhead. We expense research and development expenses as they are incurred. Historically, a significant percentage of our research and development has been conducted by our personnel in Argentina, which has provided a substantial cost-advantage in research and development expenses. We expect our research and development expenses to increase in absolute dollars and may fluctuate as a percentage of our total revenue from period to period, as we expand our research and development team to develop new products and product enhancements.
Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing employees, marketing programs including tradeshows, costs associated with our company-wide meeting, and allocated overhead. We expect that our sales and marketing expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue from period to period, as we hire additional sales and marketing personnel, increase our marketing activities, grow our domestic and international operations and build brand awareness.
General and Administrative Expenses. Our general and administrative expenses consist primarily of personnel-related costs for executive, finance, legal, human resources, recruiting, and administrative personnel, as well as professional fees for external legal, accounting, recruiting and other consulting services, costs associated with our company-wide meeting, and allocated overhead. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue from period to period.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Subscription and support	$61,704	$40,937	$167,375	$107,837
Professional services and other	15,900	8,432	40,367	24,557
Total revenue	77,604	49,369	207,742	132,394
Cost of revenue:
Subscription and support	5,242	3,589	13,939	9,540
Professional services and other	16,858	8,756	41,748	24,389
Total cost of revenue	22,100	12,345	55,687	33,929
Gross profit	55,504	37,024	152,055	98,465
Operating expenses:
Research and development	18,048	8,701	45,977	22,893
Sales and marketing	50,707	33,920	127,650	87,440
General and administrative	12,144	9,555	32,755	23,681
Total operating expenses	80,899	52,176	206,382	134,014
Loss from operations	(25,395)	(15,152)	(54,327)	(35,549)
Interest income	968	110	1,483	314
Other income (expense), net	(354)	(242)	(621)	(348)
Net loss before provision for income taxes	(24,781)	(15,284)	(53,465)	(35,583)
Provision for income taxes	335	377	1,427	925
Net loss	$(25,116)	$(15,661)	$(54,892)	$(36,508)

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	80%	83%	81%	81%
Professional services and other	20%	17%	19%	19%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription and support	7%	7%	7%	7%
Professional services and other	22%	18%	20%	18%
Total cost of revenue	28%	25%	27%	26%
Gross profit	72%	75%	73%	74%
Operating expenses:
Research and development	23%	18%	22%	17%
Sales and marketing	65%	69%	61%	66%
General and administrative	16%	19%	16%	18%
Total operating expenses	104%	106%	99%	101%
Loss from operations	(33)%	(31)%	(26)%	(27)%
Interest income	1%	—%	1%	—%
Other income (expense), net	—%	—%	—%	—%
Net loss before provision for income taxes	(32)%	(31)%	(26)%	(27)%
Provision for income taxes	—%	1%	1%	1%
Net loss	(32)%	(32)%	(26)%	(28)%

Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$61,704	$40,937	$20,767	51%
Professional services and other	15,900	8,432	7,468	89%
Total revenue	$77,604	$49,369	$28,235	57%
Subscription and support revenue increased by $20.8 million, or 51%, to $61.7 million during the three months ended September 30, 2017, from $40.9 million during the three months ended September 30, 2016. The increase was attributable to both sales of subscriptions to new customers and expanded use of our platform by existing customers. Our total number of customers increased from 994 as of September 30, 2016 to 1,217 as of September 30, 2017.
Professional services and other revenue increased by $7.5 million, or 89%, to $15.9 million during the three months ended September 30, 2017, from $8.4 million during the three months ended September 30, 2016. The increase was primarily attributable to the increase in consulting services to support our larger customer base.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$5,242	$3,589	$1,653	46%
Professional services and other	16,858	8,756	8,102	93%
Total cost of revenue	$22,100	$12,345	$9,755	79%
Subscription and support gross margin	92%	91%
Professional services and other gross margin	(6)%	(4)%
Gross margin	72%	75%
Cost of revenue for subscription and support increased by $1.7 million, or 46%, to $5.2 million during the three months ended September 30, 2017, from $3.6 million during the three months ended September 30, 2016. The increase was due to an increase of $0.8 million in personnel-related expenses, which includes an increase of $0.2 million of related stock-based compensation expense. In addition, there was also an increase of $0.6 million in third-party cloud-hosting costs, and an increase of $0.2 million related to software subscriptions, partially offset by a decrease of $0.2 million in contractor costs.
Cost of revenue for professional services and other increased by $8.1 million, or 93%, to $16.9 million during the three months ended September 30, 2017, from $8.8 million during the three months ended September 30, 2016. The increase was due to an increase in personnel-related costs of $3.7 million, which includes an increase of $0.9 million of related stock-based compensation expense, partially offset by a decrease of other compensation expense of $0.1 million related to the 2016 Tender Offer, which did not recur in the 2017 period. In addition, there was also an increase of $3.3 million in contractor costs, an increase of $0.6 million in travel and related expenses and an increase of $0.2 million related to software subscriptions and other expenses.
Operating Expenses

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Research and development	$18,048	$8,701	$9,347	107%
Sales and marketing	50,707	33,920	16,787	49%
General and administrative	12,144	9,555	2,589	27%
Total operating expenses	$80,899	$52,176	$28,723	55%
Research and Development
Research and development expenses increased by $9.3 million, or 107%, to $18.0 million during the three months ended September 30, 2017, from $8.7 million during the three months ended September 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $4.9 million, which includes an increase of $1.6 million of related stock-based compensation expense, partially offset by a decrease in other compensation expense of $1.2 million related to the 2016 Tender Offer. In addition, there was also an increase of $2.2 million in contractor costs, an increase of $0.9 million in third-party cloud-hosting costs for internal use, an increase of $0.6 million in facility and other expenses, an increase of $0.4 million for software subscription costs, and an increase of $0.2 million in depreciation due to an increase in fixed assets.

Sales and Marketing
Sales and marketing expenses increased by $16.8 million, or 49%, to $50.7 million during the three months ended September 30, 2017, from $33.9 million during the three months ended September 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $11.6 million, which includes an increase of $3.1 million of related stock-based compensation expense, partially offset by a decrease in other compensation expense of $5.9 million related to the 2016 Tender Offer. In addition, there was also an increase of $1.6 million in marketing costs related to advertising, domestic and international tradeshow expenses, an increase of $1.3 million in travel and related expenses, an increase of $0.9 million in facility and other expenses, an increase of $0.5 million in software subscription costs and an increase of $0.2 million of contractor costs.
General and Administrative
General and administrative expenses increased by $2.6 million, or 27%, to $12.1 million during the three months ended September 30, 2017, from $9.6 million during the three months ended September 30, 2016. The increase was attributable to an increase of $0.7 million in contractor costs to supplement our staffing, an increase of $0.6 million in software subscription costs for our operations, an increase of $0.5 million in facility and other expenses and an increase of $0.2 million in recruiting costs.
Interest Income

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Interest income	$968	$110	$858	NM (1)
(1) NM: Not meaningful
Interest income increased by $0.9 million to $1.0 million in the three months ended September 30, 2017, from $0.1 million in the three months ended September 30, 2016. The increase was primarily related to the increase in interest rates beginning in December 31, 2016, resulting in increased interest income earned from our investments in U.S. Treasuries. In addition, we had more cash, cash equivalents, and investments as a result of the IPO which led to increased interest income in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Other income (expense), net	$(354)	$(242)	$(112)	46%
Other expense increased by $0.1 million, or 46%, to an expense of $0.4 million in the three months ended September 30, 2017, from an expense of $0.2 million in the three months ended September 30, 2016. The change was primarily related to foreign currency fluctuations.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Provision for income taxes	$335	$377	$(42)	(11)%

Provision for income taxes for each period was primarily attributable to foreign taxes incurred by certain non-U.S. subsidiaries and foreign withholding taxes.

Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$167,375	$107,837	$59,538	55%
Professional services and other	40,367	24,557	15,810	64%
Total revenue	$207,742	$132,394	$75,348	57%
Subscription and support revenue increased by $59.5 million, or 55%, to $167.4 million during the nine months ended September 30, 2017, from $107.8 million during the nine months ended September 30, 2016. The increase was attributable to both sales of subscriptions to new customers and expanded use of our platform by existing customers. Our total number of customers increased from 994 as of September 30, 2016 to 1,217 as of September 30, 2017.
Professional services and other revenue increased by $15.8 million, or 64%, to $40.4 million during the nine months ended September 30, 2017, from $24.6 million during the nine months ended September 30, 2016. The increase was primarily attributable to the increase in consulting services to support our customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Subscription and support	$13,939	$9,540	$4,399	46%
Professional services and other	41,748	24,389	17,359	71%
Total cost of revenue	$55,687	$33,929	$21,758	64%
Subscription and support gross margin	92%	91%
Professional services and other gross margin	(3)%	1%
Gross margin	73%	74%
Cost of revenue for subscription and support increased by $4.4 million, or 46%, to $13.9 million during the nine months ended September 30, 2017, from $9.5 million during the nine months ended September 30, 2016. The increase was due to an increase of $2.2 million in personnel-related expenses, which includes an increase of $0.5 million of related stock-based compensation expense. In addition, there was also an increase of $1.6 million in third-party cloud-hosting costs, an increase of $0.6 million related to software subscriptions and an increase of $0.4 million in depreciation of fixed assets and the amortization of intangibles, specifically developed technology, partially offset by a decrease of $0.7 million in contractor costs.
Cost of revenue for professional services and other increased by $17.4 million, or 71%, to $41.7 million during the nine months ended September 30, 2017, from $24.4 million during the nine months ended September 30, 2016. The increase was due to an increase in personnel-related costs of $8.5 million, which includes an increase of $1.9 million of related stock-based compensation expense. In addition, there was also an increase of $6.1 million in contractor costs, an increase of $1.2 million in travel and related expenses, an increase of $0.7 million of facility and other expenses and an increase of $0.3 million related to software subscriptions.

Operating Expenses

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Research and development	$45,977	$22,893	$23,084	101%
Sales and marketing	127,650	87,440	40,210	46%
General and administrative	32,755	23,681	9,074	38%
Total operating expenses	$206,382	$134,014	$72,368	54%
Research and Development
Research and development expenses increased by $23.1 million, or 101%, to $46.0 million during the nine months ended September 30, 2017, from $22.9 million during the nine months ended September 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $12.5 million, which includes an increase of $3.5 million of related stock-based compensation expense. In addition, there was also an increase of $4.9 million in contractor costs, an increase of $2.4 million in third-party cloud-hosting costs for internal use, an increase of $1.4 million in facility and other expenses, an increase of $0.7 for software subscription costs, an increase of $0.5 in depreciation of fixed assets and the amortization of intangibles, specifically developed technology, and an increase of $0.3 million in costs incurred for the company-wide meeting held during the first half of 2017.

Sales and Marketing
Sales and marketing expenses increased by $40.2 million, or 46%, to $127.7 million during the nine months ended September 30, 2017, from $87.4 million during the nine months ended September 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $27.0 million, which includes an increase of $6.6 million of related stock-based compensation expense. In addition, there was also an increase of $4.1 million in marketing costs related to advertising, domestic and international tradeshow expenses, an increase of $2.4 million in travel and related expenses, an increase of $1.9 million in facility and other expenses, an increase of $1.7 million in software subscription costs, an increase of $1.4 million in costs incurred for the company-wide meeting held during the first half of 2017 and other internal meetings, an increase of $0.8 million in contractor costs and an increase of $0.4 million in depreciation due to increase in fixed assets and intangibles.
General and Administrative
General and administrative expenses increased by $9.1 million, or 38%, to $32.8 million during the nine months ended September 30, 2017, from $23.7 million during the nine months ended September 30, 2016. The increase was primarily attributable to an increase in personnel-related costs of $4.3 million, which includes an increase of $1.8 million of related stock-based compensation expense. In addition, there was also an increase of $1.9 million in contractor costs to supplement our staffing, an increase of $1.4 million in facility and other expenses, an increase of $0.8 million in software subscription costs for our operations and an increase of $0.2 million in costs incurred for the company-wide meeting held during the first half of 2017.
Interest Income

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Interest income	$1,483	$314	$1,169	NM
Interest income increased by $1.2 million to $1.5 million in the nine months ended September 30, 2017, from $0.3 million in the nine months ended September 30, 2016. The increase was primarily related to the increase in interest rates beginning in December 31, 2016, resulting in increased interest income earned from our investments in U.S. Treasuries. Additionally, we had more cash, cash equivalents, and investments as a result of the IPO which led to increased interest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Other income (expense), net	$(621)	$(348)	$(273)	78%
Other expense increased by $0.3 million, or 78%, to an expense of $0.6 million in the nine months ended September 30, 2017, from an expense of $0.3 million in the nine months ended September 30, 2016. The change was primarily related to foreign currency fluctuations.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Provision for income taxes	$1,427	$925	$502	54%

Provision for income taxes for each period was primarily attributable to foreign taxes incurred by certain non-U.S. subsidiaries and foreign withholding taxes.

Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our initial public offering, private sales of equity securities, as well as payments received from customers using our platform and services. As of September 30, 2017, we had cash, cash equivalents, and investments totaling $333.9 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of bank deposits and money market funds, and our investments are comprised of marketable securities such as commercial paper, corporate bonds, foreign bonds and U.S. Treasury securities. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We plan to continue to finance our operations from customers paying for our platform and services. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in) operating activities	$(6,923)	$6,254
Cash provided by (used in) investing activities	(214,742)	18,940
Cash provided by financing activities	242,449	299
Effect of exchange rate changes on cash	386	(505)
Net increase in cash and cash equivalents	$21,170	$24,988

Cash Flows from Operating Activities
During the nine months ended September 30, 2017, cash used in operating activities was $6.9 million, which consisted of a net loss of $54.9 million, adjusted by non-cash charges of $22.3 million and a net change of $25.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation of $18.6 million, depreciation and amortization of $2.8 million and amortization of investment premiums of $0.5 million. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $35.6 million due to the timing of billings in advance of revenue recognition primarily for subscription and support, an increase in accrued expenses of $5.2 million due to an increase in operating expenses, an increase in other liabilities of $1.2 million; partially offset by an increase in accounts receivable of $12.1 million, an increase in prepaid and other current assets of $1.6 million, an increase of $1.6 million in other assets and a decrease in accrued compensation of $0.4 million due to lower commissions payable as compared to year end.
During the nine months ended September 30, 2016, cash provided by operating activities was $6.3 million, consisting of a net loss of $36.5 million, adjusted by non-cash charges of $16.5 million and a change of $26.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of non-cash compensation expense related to the 2016 Tender Offer of $9.9 million, stock-based compensation of $4.3 million, depreciation and amortization of $1.2 million, amortization of investment premiums of $0.4 million and $0.2 million related to tax benefits from employee stock plans. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $22.4 million due to the timing of billings in advance of revenue recognition primarily for subscription and support, a decrease in prepaid expenses and other current assets of $2.3 million due to amortization of third-party cloud hosting, an increase in accrued expenses of $1.5 million due to an increase in operating expenses and an increase in accounts payable of $1.2 million due to the timing of invoices from vendors and related payments, partially offset by a decrease in accrued compensation and related expenses of $1.8 million due to higher commissions payable as compared to year end.
Cash Flows from Investing Activities
During the nine months ended September 30, 2017, cash used in investing activities was $214.7 million, which consisted of payments for investment purchases of $261.4 million, payments for purchases of property and equipment of $3.5 million, consisting primarily of leasehold improvements and, to a lesser extent, the purchase of computers for personnel and $0.1 million paid in connection with business combinations, net, partially offset by sales and maturities of investments of $50.3 million.
During the nine months ended September 30, 2016, cash provided by investing activities was $18.9 million, consisting of sales and maturities of investments of $43.1 million, partially offset by purchases of investments of $22.0 million, and purchases of property and equipment of $2.2 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, cash provided by financing activities was $242.4 million, which consisted of proceeds from the issuance of common stock in connection with our initial public offering of $236.4 million, proceeds from our ESPP of $4.5 million and proceeds from the issuance of common stock upon exercise of stock options of $3.4 million, partially offset by $1.8 million payments of costs related to the initial public offering.
During the nine months ended September 30, 2016, cash provided by financing activities was $0.3 million consisting of proceeds of $2.9 million from the issuance of common stock upon the exercise of stock options and warrants, partially offset by $2.6 million for the repurchase of common stock
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases	$8,549	$14,655	$8,043	$3,397	$34,644
Purchase Obligations (1)	9,000	—	—	—	9,000
Total	$17,549	$14,655	$8,043	$3,397	$43,644

(1)	Purchase obligations represent total future minimum payments under our contract with our cloud infrastructure provider.
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
While we currently expect revenue related to our professional services and cloud offerings to remain substantially unchanged, we are in the process of finalizing our evaluation regarding the impact of the new standard on these arrangements. However, some of our complex contracts have contract-specific terms and may require specific revenue recognition treatment. Therefore, in some instances, our revenue recognition treatment may vary.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350) Simplifying the Test for Goodwill Impairment, which amends the guidance used in evaluating impairment of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. An entity should now perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment change should be recognized for the amount that the carrying amount exceeds the fair value. Any reporting units with a zero or negative carrying amount no longer are required to perform qualitative assessments for goodwill impairment. Application of ASU 2017-04 is expected to reduce the cost and complexity of evaluating goodwill for impairment. The standard is effective for all public business entities for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual or interim goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact to our consolidated financial statements.

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
Interest Rate Risk
We had cash and cash equivalents of $56.2 million and $35.1 million as of September 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.
We had current investments in marketable securities of $125.4 million and $63.4 million as of September 30, 2017 and December 31, 2016, respectively. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments consisting only of corporate bonds and U.S. Treasury securities. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our historical consolidated financial statements for any of the periods presented.
Foreign Currency Exchange Risk
As of September 30, 2017, and December 31, 2016, our cash and cash equivalents included $8.1 million and $6.4 million, respectively, held by our foreign subsidiaries, of which $2.1 million and $1.0 million, respectively, was denominated in Argentine pesos, $3.9 million and $2.7 million, respectively, was denominated in U.K. pounds sterling, and $0.9 million and $1.4 million, respectively, was denominated in Australian dollars.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Argentina, Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for any period presented.
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
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each period since our inception, including net losses of $54.9 million and $49.6 million for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively. As a result, we had an accumulated deficit of $291.1 million as of September 30, 2017. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest heavily in research and development, and expand our operations and infrastructure, both domestically and internationally. In addition, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our business, operations, and employee headcount. For the three months ended September 30, 2017 and 2016, our revenue was $77.6 million and $49.4 million, respectively, representing a 57% growth rate. For the nine months ended September 30, 2017 and 2016, our revenue was $207.7 million and $132.4 million, respectively, representing a 57% growth rate. We have also significantly increased the size of our customer base from 994 customers as of September 30, 2016 to over 1,200 customers as of September 30, 2017. We grew from 752 employees as of September 30, 2016 to 1,147 employees as of September 30, 2017. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.
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
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such customers to realize the benefits associated with an application network. We may not be able to attract new customers to our platform for a variety of reasons, including as a result of their use of traditional approaches to technology integration, such as manual project-by-project integrations and the use of legacy point-to-point software integration products, their internal timing, budget, or structural constraints that hinder their ability to build application networks, or the pricing of our platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we often must also help them successfully deploy our platform in their organization, a process that can last several months. Even if we do attract customers, the cost of new customer acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, for the nine months ended September 30, 2017 and 2016, total sales and marketing expense represented 61% and 66% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of application networks and our platform, grow our domestic and international operations, and build brand awareness. We also intend to continue to cultivate the MuleSoft developer community and our partner ecosystem of SIs, and independent software vendors (ISVs). If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected. In addition, we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our platform and ultimately create and expand the size of their application network over time. We cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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
We believe that our culture has been and will continue to be a key contributor to our success. Since December 31, 2014, we have increased the size of our workforce by over 700 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.
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
Our platform incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Such third-party companies may discontinue their products, go out of business or otherwise cease to make support available for such third-party software. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in such third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our platform and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In the event that we are not able to maintain our licenses to third-party software, or cannot obtain licenses to new software on commercially reasonable terms as needed to enhance our platform, our business and results of operations may be adversely affected.
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
For the three and nine months ended September 30, 2017, we derived approximately 40% and 39% of our revenue, respectively, from customers located outside the United States. For each of the three and nine months ended September 30, 2016, we consistently derived approximately 37% of our revenue from customers located outside the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have a significant portion of our research and development personnel in Argentina and have a significant portion of our sales personnel and customer support operations in Europe, Asia, Australia and South America. However, our sales organization outside the United States is smaller than our sales organization in the United States, and we rely more on resellers for non-U.S. sales. Our ability to convince customers to adopt our platform and to expand usage of our platform often requires our direct engagement with customers. To the extent we are unable to engage with non-U.S. customers, we may struggle to grow sales in international markets.
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
A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of September 30, 2017, we had a total of 222 employees located in Argentina, of which 161 were engaged in research and development activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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
As of December 31, 2016, we had net operating loss carryforwards, or NOLs, for federal, California and other state income tax purposes of approximately $181.9 million, $56.9 million and $59.0 million, respectively, which may be available to offset tax income in the future. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past, which has resulted in some limitations on our ability to utilize our NOLs, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2017, outstanding shares of Class B common stock represented approximately 89.4% of the voting power of our outstanding capital stock, and outstanding shares of Class B common stock held by our directors, executive officers, and each of our stockholders who beneficially owns greater than 10% of our outstanding capital stock, and their affiliates, represented approximately 73.1% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market in the near future, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of September 30, 2017, we had 129,347,093 shares of capital stock outstanding, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.
As of September 30, 2017, a significant portion of our outstanding capital stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods, the shares of our capital stock issued upon exercise or settlement of outstanding equity awards under our equity compensation plans will be available for immediate resale in the United States in the open market.
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
None.
(b) Use of Proceeds
On March 16, 2017, the Registration Statement on Form S-1 (File No. 333-216130) for our initial public offering of our Class A common stock was declared effective by the SEC. Shares of our Class A common stock began trading on the New York Stock Exchange on March 17, 2017.

The underwriters of our initial public offering were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Allen & Company LLC, Barclays Capital Inc., Jefferies LLC, Canaccord Genuity Inc., Piper Jaffray & Co., and William Blair & Company, L.L.C. We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $17.8 million. In addition, we incurred expenses of approximately $3.7 million which, when added to the underwriting discount, amount to total expenses of approximately $21.5 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $232.7 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
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

MULESOFT, INC.

Date: November 2, 2017	By:	/s/ Greg Schott
Greg Schott
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Matt Langdon
Matt Langdon
Chief Financial Officer
(Principal Financial Officer)