Form 10-K
period 2017-12-31
MULESOFT, INC
filed 2018-02-22
CIK 1374684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
Commission File Number 001-38031

MuleSoft, Inc. (Exact name of Registrant as specified in its Charter)

Delaware	20-5158650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
77 Geary Street, Suite 400
San Francisco, California 94108
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (415) 229-2009

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.000025 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2017, was approximately $2.1 billion.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of January 31, 2018, the number of outstanding shares of the Registrant’s Class A Common Stock was 88,896,679 and the number of outstanding shares of the Registrant’s Class B Common Stock was 42,604,261.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended on December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I
Item 1. Business
Overview
Our mission is to help organizations change and innovate faster by making it easy to connect the world’s applications, data and devices.
We are entering a new era of business with the rise of the composable enterprise. Competitive advantage is no longer primarily determined by the physical assets organizations own and control, but rather by how they connect and orchestrate a multitude of physical and technology assets, employees, customers, and suppliers. In this new era, winning organizations are composable enterprises that can quickly and effectively adopt new technologies and rapidly connect these assets to drive competitive advantage. To become composable enterprises, organizations must redefine their technology operating models by migrating from heavy and hardwired architectures to a lighter, more agile approach, using building blocks that can be rapidly connected to compose more innovative applications.
The convergence of major technology forces, such as mobile, social, software-as-a-service (SaaS), cloud, big data, and Internet of Things (IoT), is driving the shift to composability and creating disruption across almost every industry. Organizations are investing heavily in these new technologies to create differentiated customer experiences, new revenue channels, and entirely new business models. This is creating a massive need to connect these increasingly distributed new technologies. For example, a new mobile banking app will not only draw data from existing customer and financial systems but also from payments engines, location-based services, mobile security services, and dozens of other systems and data sources. Similarly, in healthcare, patient outcomes depend on real-time connectivity to patient profiles and portals, electronic medical record systems, prescription records, wearable devices, laboratory data, and mobile wellness applications.
These new technology trends are placing unrelenting demands on a legacy technology operating model that already has limited capacity to deliver new projects. IT organizations have typically delivered one-off custom projects built with tightly coupled point-to-point connections that are inflexible, costly, difficult to manage, and unable to be reused and adapted to ever-changing business requirements. As a result, technology infrastructure has become the bottleneck to transformation rather than the enabler.
We are enabling a fundamental shift in organizations’ technology operating models by equipping them to create composable, agile infrastructures. Composability is a design principle that involves assembling, combining, and orchestrating IT assets as components to create new or modified applications. Our customers use our Anypoint Platform to connect their applications, data and devices into an “application network” where systems are pluggable instead of glued together with custom integration code. The application network enables a self-serve infrastructure through discoverable building blocks, or nodes, that can be used and reused to rapidly compose applications. With an application network built with Anypoint Platform, organizations can transform into composable enterprises.
Anypoint Platform enables our customers to change and innovate faster by resolving the IT bottleneck. It speeds innovation by empowering developers to experiment and prototype new solutions, and freeing IT from writing manual integrations. Our platform does not require customers to uninstall or replace any existing IT investments. Instead, customers can connect existing investments as nodes on the application network for continued reuse, which can dramatically increase the longevity of, and return on, these assets. Our flexible architecture and universal connectivity are designed to ensure that, as new technologies are developed, organizations can easily integrate those new technologies into their application networks, which protects our customers from technology obsolescence and competitive disruption. The application network increases in value as new nodes are added. Each node is reusable for new services applications, resulting in network effects that drive speed and agility and lower costs.
Anypoint Platform is a single, unified platform that includes the key technology components required for IT architects, developers, and systems administrators to easily build and rapidly scale their application networks. It includes a universal connectivity model, end-to-end API lifecycle capabilities, a resilient and scalable runtime engine, enterprise-grade governance and security, and a collaborative engagement exchange for self-serve discovery and reuse of IT assets. Anypoint Platform facilitates continual change and seamlessly connects and orchestrates an ever-increasing volume of applications, data and devices, whether they are owned and on-premises, provided by partners, or delivered as cloud services. Built for ease of use in a hybrid-cloud environment, our platform offers our customers the same capabilities whether deployed on-premises or in the cloud.

As of December 31, 2017, we had over 1,200 customers located in over 60 countries across every major industry. Although our platform can be adopted by organizations of nearly any size, we focus our sales efforts on the largest global organizations. Our direct sales force targets CIOs, IT architects, and other business leaders, who are driving digital transformation in their organizations. We also partner with system integrators (SIs) and independent software vendors (ISVs), which enhances our sales leverage by sourcing new prospects and providing systems integration services on implementations of our platform.
We have grown rapidly in recent periods. Our revenue for 2017, 2016, and 2015 was $296.5 million, $187.7 million, and $110.3 million, respectively, representing a growth rate of 58% and 70%, respectively. We incurred net losses of $80.0 million, $49.6 million, and $65.4 million in 2017, 2016, and 2015, respectively.
Our Growth Strategies
We intend to pursue the following growth strategies:
Extend Our Technology Leadership
We have a strong history of innovation. We intend to continue to invest in our platform and new features and technologies that drive more robust developer engagement, increase consumption and reuse of IT assets, and extend the reach of Anypoint Platform. We also intend to invest in technology areas that leverage the strategic position of the application network to expand our market opportunity. For example, we are making substantial investments in analytics and API security.
Drive New Customer Acquisition
We currently have over 1,200 customers, which we believe represents only a fraction of our total addressable customer base. We have expanded our platform to address a broader range of use cases, which has enabled us to become a more strategic partner to our customers. We plan to continue to invest in research and development, and sales and marketing to grow our customer base.
Expand Existing Customer Relationships
Our platform approach creates a sustainable land and expand business model. Over time our customers expand the use of our platform in two ways. First, they deploy additional capacity as the usage of applications built on our platform increases. Second, as they address additional use cases with their application network, their usage of our platform further increases. Our customers’ expanded use of our platform is evidenced by our high dollar-based net retention rate.
Cultivate Our Developer Community
We have attracted a growing community of over 235,000 developers. We believe that our engagement of developers increases our brand awareness and helps us target new customer opportunities. Our developer community is passionate about the capabilities of our platform to deliver the benefits of the application network, leading them to recommend our platform to others within their organizations and outside their organizations. We have critical mass and traction within the developer community, and we plan to expand our developer relations function to continue to cultivate our developer community.
Extend Our Partner Ecosystem
We have an extensive partner ecosystem of SIs and value added resellers, or VARs. Our partner ecosystem provides us with significant synergies including lead generation, new customer acquisition, accelerated deployment, and customer support. We intend to continue to develop and enhance these relationships to expand our market presence and drive channel leverage, and we expect to invest in new distribution channels and technology partners to continue to expand our distribution footprint.
Continue to Expand Internationally
Our platform addresses customer pain points that lack geographic borders. We have made substantial investments in building our global sales and marketing, service delivery, and customer support capabilities. In 2017, 38% of our revenue was generated outside of the United States, and we intend to continue to drive adoption of our platform globally.

Our Technology
We architected Anypoint Platform around a software design principle we have championed called “declarative modularity.” In this approach, components, or modules, of the system are built with contract-based interfaces, where interaction with the modules follows prescribed rules and outputs from that module carrying predictable properties and outcomes. Each module is built by declaring a single well-defined goal rather than being built as a programming construct that carries out a specific series of steps. In this approach, complex problems are broken down into simpler modules that are loosely coupled, which optimizes for change rather than just solving the original problem. Declarative modularity maintains the overall simplicity of the system even as the use cases become more complex over time, and the modules themselves can evolve without central coordination, driven by teams working independently. As long as the interfaces follow declaratively modular principles, changes to any of the modules will still yield predictable results based on the intent of each component.
The core integration engine of Anypoint Platform was built with a declaratively modular architecture, reducing the complex problem of integration to a small number of standardized building blocks that can be combined and orchestrated to solve any integration use case. Furthermore, declarative modularity allows our customers to deploy multiple integration use cases as a distributed network of containers rather than as a single complex hub. This results in a highly performant, massively scalable, yet easily managed architecture.
The declaratively modular architecture of the core engine allows the surrounding tools and modules to be loosely coupled as well, and therefore, they can be updated or changed without impacting or redesigning any of the other modules. As a result, we have been able to confidently drive multiple innovations on Anypoint Platform in parallel without fear of interference across the modules and their development teams. For example, declarative modularity has enabled us to decouple the core runtime engine, management, and design from infrastructural modules. This has allowed us to adapt the platform to run flexibly in on-premises datacenters, virtualized and private-cloud environments, multiple public clouds, and hybrid environments. It is also the basis of our universal connectivity model: connectivity to a new application or protocol simply means creating a module that “speaks the right language” and plugging it into the platform. Finally, the declarative modularity of the core runtime engine has enabled us to continually improve the surrounding developer tooling, make the user experience ever easier and more powerful over time, including two-way graphical editing, a new domain-specific language, or DSL, for data integration called DataWeave, and seamless integration with popular third-party development tools such as Eclipse, Maven, and Jenkins.
With declarative modularity, we are able to continually evolve our platform to deliver increasing value to our customers. We believe this design principal provides us with a competitive advantage and enables us to innovate faster than our competitors.
Key modules of Anypoint Platform include:
Anypoint Design Center
Anypoint Design Center provides intuitive, low-friction development tools that make it easy to design and test APIs, implement integration flows, and build connectors. The following are the core components of Anypoint Design Center:

•
Anypoint API Designer enables developers to create and share API designs by leveraging the widely used RESTful API Modeling Language, or RAML, which optimizes for ease of consumption. Anypoint API Designer’s features allow API developers and prospective consumers to iterate and improve the API design without having to implement the API.

•
Anypoint Studio is a unified graphical design environment with a user-friendly drag-and-drop interface for implementing and composing the API building blocks for the application network. It features two-way graphical to XML configuration, visual debugging capabilities, and integration with the most popular open source development tools (e.g., Eclipse, Maven, Ant, SVN, Git, Jenkins). AnyPoint Studio includes:

▪
DataWeave, a simple, powerful tool to query and transform a wide variety of data formats (e.g., JSON, EDI, XML, COBOL Copybook). With DataWeave, users can do real-time integration, batch tasks such as data ingestion or synchronization, and filter, aggregate, and sort data to manage big data use cases.

▪	DataSense, a capability that aids in the discovery of the metadata of third-party APIs to simplify data integration of those applications.

▪	APIKit, a toolkit that facilitates API implementation using the RAML and WSDL programming standards.

▪	MUnit, our application testing framework that provides support to unit and integration testing on API building blocks.

•
Connector DevKit is a software development kit with code templates and automatically generated test cases that enables users to build and package their own reusable connectors for any applications that do not already have Anypoint Connectors available out of the box.

Anypoint Management Center
Anypoint Management Center provides a set of management capabilities accessible through a single interface, with real-time visibility into and control over API building blocks on the application network. The following are the core components of the Management Center:

•
Anypoint Runtime Manager provides a single interface for managing and monitoring deployments in the cloud, on-premises, or in hybrid environments. With Runtime Manager, users can deploy applications, upgrade to new versions of those applications, group servers into clusters, view performance metrics across environments, and connect to third party monitoring and operations tools already in use by the customer.

•
Anypoint API Manager provides a single interface to manage API users, monitor API traffic, and secure APIs by provisioning access and enforcing policies. Users can manage existing APIs or new APIs that are developed on Anypoint Platform.

•
Anypoint Analytics enables users to track key metrics on API usage, traffic volume and performance across the application network, as well as gain visibility into business transactions flowing across the network. Armed with this insight, customers can understand usage patterns, improve application network performance, and continually improve the quality of the nodes themselves.

Anypoint Exchange
Anypoint Exchange is the engagement and collaboration exchange for developers both within and outside the enterprise and serves as the primary place for discovery and reuse of API-enabled IT assets. It houses the complete listing of connectors, templates, examples, and APIs available to users of the platform, as well as internal collaboration artifacts such as connectivity assets, documentation and ideas. Users can collaborate on Anypoint Exchange to provide feedback and drive continual improvement of the nodes, as well as contribute new assets to the application network for further reuse.
Mule Runtime Engine
Mule is the runtime engine at the core of Anypoint Platform, combining real-time application integration and orchestration with robust data integration capabilities, both real-time and batch. Mule can be deployed on-premises, in the cloud or consumed as service in CloudHub, MuleSoft's hosted iPaaS (Integration Platform as a Service) service. It is light enough to run on a laptop, but scales to support millions of transactions across an organization’s application network.
Anypoint Connectors
Anypoint Platform’s universal connectivity model provides quick connectivity to almost anything, including thousands of APIs as well as other protocols and all types of data formats. Developers can also build their own connectors using the Anypoint Connector DevKit, as well as use connectors that have been built and shared by other developers.
Runtime Services
We provide a range of platform services to speed, scale, and secure Anypoint Platform:

•
Anypoint MQ is the cloud-based multi-tenant messaging service for Anypoint Platform. It performs advanced asynchronous messaging scenarios such as queueing and publish-subscribe as a hosted and managed cloud service.

•
Anypoint Fabric is designed to provide application uptime and zero message loss for integrations and APIs, whether on-premises or in the cloud. An in-memory data grid enables sharing of workloads between application instances while maintaining the state of information, as well as allowing for vertical or horizontal scalability.

•
Anypoint Enterprise Security blocks unauthorized access to systems, prevents exposure of sensitive data, and prevents attacks through proactive threat management and integration. Organizations can restrict data access based on client IP addresses through simple drag-and-drop interfaces to apply policies and filters. Access credentials, confidential messages, and data can be encrypted and protected with digital signatures. Our platform utilizes federated identity to protect access to APIs and endpoints.

•
Anypoint Virtual Private Cloud securely connects corporate data centers and on-premises applications to the cloud as though they were all part of a single private network. Networks can be secured at the hardware or software levels with industry-standard encryption procedures. Organizations can create tiered security levels within the cloud, create a secure connection between data centers and the cloud via a virtual private cloud gateway, and create secure connections with other clouds and cloud services.

Multi-Modal Deployment
Anypoint Platform was built with the hybrid cloud in mind. Our platform includes multi-modal deployment capabilities, enabling our customers to flexibly deploy nodes on-premises, in our public cloud, in their own cloud, or in some combination. For customers who opt to leverage the public cloud option, CloudHub is the iPaaS component of Anypoint Platform, providing a managed, multi-tenant, globally available, and secure cloud platform for integration. With CloudHub, customers have no hardware to acquire, operate, or manage, and we manage operations and maintenance. As our customers’ cloud strategies evolve, their application networks built on Anypoint Platform can evolve with them without needing to rewrite their existing applications.
Competition
We believe that we are the pioneer in the market for application networks because we provide the only complete offering for building application networks. However, there are many other companies addressing various aspects of this market. As a result, the competitive landscape is fragmented and evolving. We compete against in-house or custom development efforts and a variety of legacy integration software vendors, such as IBM, Oracle, and TIBCO. We also compete with smaller specialized companies, such as Apigee, which is owned by Alphabet, and Dell Boomi. Larger and more established companies may offer integration and API solutions that directly compete with us. Smaller companies could also launch competing or new products and services.
We believe the principal competitive factors in our market are:

•	product features and functionality;

•	ease of deployment and use;

•	deployment options and flexibility;

•	professional services and customer support;

•	brand awareness and reputation;

•	total cost of ownership;

•	global reach; and

•	capability for customization, configurability, integration, security, scalability, and reliability.
We believe we compete favorably on the basis of the above factors. Some of our competitors have advantages over us, such as greater financial, technical, marketing, research and development or other resources, stronger brand and business user recognition, larger installed customer bases, larger intellectual property portfolios, and broader global distribution and presence.
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see Note 9 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Employees
As of December 31, 2017, we had a total of 1,188 employees. None of our employees are represented by a labor union with respect to his or her employment with us. Our employees in certain European countries have the benefits of collective bargaining agreements at the national level. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Facilities
Our corporate headquarters occupy approximately 43,000 square feet in San Francisco, California under a lease that expires in August 2021. As of December 31, 2017, we also lease offices for sales and marketing in the following U.S. cities: Alpharetta (GA), Chicago (IL), Denver (CO), New York (NY), and Vienna (VA). Additionally we lease international offices for sales and marketing in the following locations: Cologne, Hong Kong, London, the Netherlands, Singapore, Sweden, Sydney, and Toronto. We have development centers in Buenos Aires, Mountain View (CA), Naperville (IL), and San Francisco (CA). While we believe our facilities are sufficient and suitable for the operations of our business today, we are closely monitoring the need to add new facilities and grow our existing facilities as we add employees and expand into additional markets.
Sales & Marketing
Our go-to-market approach is driven by the strength and innovation of Anypoint Platform, as well as user demand. We offer Anypoint Platform on a subscription basis. The breadth of our platform allows us to market to every level of an organization. We can engage developers on day-to-day challenges and the CIO on large, strategic transformations. Anypoint Platform can be used for stand-alone integration projects and for large, transformative efforts. Even where customers engage us for smaller projects, they typically grow their usage of our platform for their existing use cases, expand to use additional elements of our platform, and apply them to new use cases. We support that process by proactively guiding our customers to realize other use cases that are more strategic and transformative in nature than the initial proposed use case. Our platform has natural network effects that help it spread through word-of-mouth across teams and departments.
Our marketing efforts focus on driving customer success, generating broader awareness, and cultivating our developer community and partner ecosystem of SIs and VARs, which are important lead generation channels for us. We invest in brand and product promotion and demand generation through direct marketing and advertising. We also leverage insights gathered from our customers and partners to improve our targeting and ultimately the return-on-investment from our marketing activities.
As of December 31, 2017, we had 527 employees in our sales and marketing organizations.
Research & Development
We have a proven research and development culture that rapidly and consistently delivers high-quality products. Our research and development organization is primarily responsible for design, development, testing, and delivery of our products and platform.
As a company, we invest substantial resources in research and development to drive core technology innovation and bring new products to market. As of December 31, 2017, we had 275 employees involved in research and development activities, including 159 employees in Argentina.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.
As of December 31, 2017, in the United States, we had one issued patent, which expires in 2034, and had three patent applications pending. In addition, we have registered “MuleSoft” as a trademark in the United States, Argentina, Canada, Hong Kong, Australia, New Zealand, Singapore, and the European Union. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.
Our industry is characterized by the existence of a large number of patents and claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in our markets have extensive patent portfolios and are regularly involved in litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trade secret, and other intellectual property rights against us, our channel partners or our customers. Our standard license and other agreements may obligate us to indemnify our channel partners and customers against such claims. Successful claims of infringement by a third party could prevent us from continuing to offer our solution or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents or copyrights, royalties or other fees. Competitors may also be more likely to claim that our solutions infringe their proprietary rights and seek an injunction against us from continuing to offer our platform. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Corporate Information
We were incorporated in the state of Delaware in April 2006 as Azechi, Inc., and in July 2006, we changed our name to MuleSource, Inc. In August 2009, we changed our name to MuleSoft, Inc. Our principal executive offices are located at 77 Geary Street, Suite 400, San Francisco, California 94108, and our telephone number is (415) 229-2009. Our website address is www.mulesoft.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, are available free of charge from our website at https://investors.mulesoft.com/sec-filings as soon as reasonably practicable following our filing of any of these reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding MuleSoft and other companies that file materials electronically with the SEC. The contents of these websites are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Any of the following risks could have an adverse effect on our business, results of operations, financial condition and prospects, and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry
We have a history of losses, and as our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.
We have incurred net losses in each period since our inception, including net losses of $80.0 million, $49.6 million, and $65.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. As a result, we had an accumulated deficit of $316.2 million as of December 31, 2017. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest heavily in research and development, and expand our operations and infrastructure, both domestically and internationally. In addition, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our business, operations, and employee headcount. For the years ended December 31, 2017, 2016, and 2015, our revenue was $296.5 million, $187.7 million, and $110.3 million, respectively, representing a 58% and 70% growth rate. We have also significantly increased the size of our customer base from 1,071 and 839 customers as of December 31, 2016 and 2015, respectively, to over 1,200 customers as of December 31, 2017. We grew from 841 and 603 employees as of December 31, 2016 and 2015, respectively, to 1,188 employees as of December 31, 2017. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.
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
We derive substantially all of our revenue and cash flows from subscriptions for, and services related to, Anypoint Platform. Demand for Anypoint Platform is affected by a number of factors beyond our control, including increased market acceptance of our platform by existing customers and potential new customers, the extension of our platform for use cases, the timing of development and release of new products by our competitors and additional capabilities and functionality by us, technological change, and growth or contraction of the market in which we compete. In addition, we cannot assure you that our platform and future enhancements to our platform will be able to address future advances in technology or requirements of existing customers or potential new customers. For example, our platform may not be able to be used to build application networks that can scale with the massive proliferation of applications, data and devices that reside on-premises and in the cloud. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our platform, our business, results of operations, financial condition and growth prospects will be adversely affected.
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
We introduced Anypoint Platform in 2014 to address the developing need to connect applications, data, and devices within and between the organization and its external ecosystems. While we believe that, over time, the concept of an application network will become fundamental to an organization’s core operations, the market for application networks is largely unproven and is subject to a number of risks and uncertainties, including:

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
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such customers to realize the benefits associated with an application network. We may not be able to attract new customers to our platform for a variety of reasons, including as a result of their use of traditional approaches to technology integration, such as manual project-by-project integrations and the use of legacy point-to-point software integration products, their internal timing, budget, or structural constraints that hinder their ability to build application networks, or the pricing of our platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we often must also help them successfully deploy our platform in their organization, a process that can last several months. Even if we do attract customers, the cost of new customer acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, for 2017 and 2016, total sales and marketing expense represented 62% and 65% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of application networks and our platform, grow our domestic and international operations, and build brand awareness. We also intend to continue to cultivate the MuleSoft developer community and our partner ecosystem of SIs and ISVs. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected. In addition, we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our platform and ultimately create and expand the size of their application network over time. We cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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
Our continued growth depends in part on the ability of our existing customers and new customers to access our platform, particularly our cloud-based deployments, at any time and within an acceptable amount of time. We have experienced, and may in the future experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors or capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance as our platform becomes more complex. If our platform is unavailable or if our customers are unable to access features of our platform within a reasonable amount of time or at all, our business would be negatively affected. In addition, our infrastructure does not currently include the real-time mirroring of data. Therefore, in the event of any of the factors described above or other failures, customer data and other important information may be permanently lost.
We outsource our cloud infrastructure to Amazon Web Services, or AWS, which hosts our platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, and our platform is unavailable or our customers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as the features of our platform become more complex and the usage of our platform increases. Any of the above circumstances or events may harm our reputation, cause customers to stop using our platform, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations, and financial condition.
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

Our success also depends on the interoperability of our platform with third-party applications, data and devices that we have not developed and do not control. Any changes in such applications, data or devices that degrade the functionality of our platform or give preferential treatment to competitive software could adversely affect the adoption and usage of our platform. We may not be successful in adapting our platform to operate effectively with these applications, data or devices. If it is difficult for our customers to access and use our platform, or if our platform cannot connect a broadening range of applications, data and devices, then our customer growth and retention may be harmed, and our business and results of operations could be adversely affected.
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
We believe that we are the pioneer in the market for application networks because we provide the only complete offering for building application networks. However, there are many other companies addressing various aspects of this market. As a result, the competitive landscape is fragmented, intense and characterized by rapid changes in technology, customer requirements, and industry standards and by frequent new product introductions and improvements. We are likely to face continued challenges from current competitors, which include:

•	manual integration efforts, which are either conducted in-house or through custom integration services providers;

•	legacy integration software vendors such as IBM, Oracle, and TIBCO; and

•	smaller specialized companies such as Apigee (owned by Alphabet) and Dell Boomi, which are focused on various niches in integration and API management.

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
We believe that our culture has been and will continue to be a key contributor to our success. Since December 31, 2015, we have increased the size of our workforce by over 500 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general.
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
We generally offer professional services associated with implementing our platform and training customers on the use of our platform, and our professional services carry a significantly lower gross margin than subscriptions for our platform. We price our professional services to be attractive to customers because we believe that our professional services help ensure customer success on our platform, which assists us in retaining customers and expanding our relationships with them. Further, we generally recognize revenue from professional services as such services are rendered. Costs associated with maintaining a professional services organization are fixed while professional services revenue is dependent on the amount of work actually billed to customers in a period, the combination of which may result in variability in our gross profit. In addition, the timing of the recognition of professional services revenue is dependent on several factors outside our control. If a customer deploys our platform and utilizes our services more slowly than we expect, we may not be able to recognize the related revenue as quickly as we anticipated, which may adversely affect our gross profit and other results of operations. We also work with SIs to provide our customers with professional services associated with implementing our platform, and we plan to continue to expand these partner relationships to supplement our own resources. If we are not able to adequately grow these channel partner relationships, we will continue to directly provide a significant majority of these services to our customers.
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
In addition to our direct sales force, we use SIs and VARs. We derive a significant portion of our revenue from sales through our channel network, particularly internationally. We expect that sales through channel partners will continue to grow for the foreseeable future.
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
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
On December 22, 2017, the Tax Cut and Jobs Act ("the Act") was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and elimination of the domestic production activities deduction. In addition, changes have been made regarding the taxation of undistributed foreign earnings. We have analyzed the potential impacts of the Act and due to the federal rate reduction, we have recorded a reduction in our federal deferred tax assets of $29.4 million which was offset by a change in our valuation allowance; both changes are reflected in our financial statements for the year ended December 31, 2017.  Going forward, we will consider the impact of these changes as we evaluate our future intentions regarding the reinvestment of our undistributed foreign earnings.
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
For both 2017 and 2016, we derived approximately 38% of our revenue from customers located outside the United States. We are continuing to expand our international operations as part of our growth strategy. We currently have a significant portion of our research and development personnel in Argentina and have a significant portion of our sales personnel and customer support operations in Europe, Asia, Australia and South America. However, our sales organization outside the United States is smaller than our sales organization in the United States, and we rely more on resellers for non-U.S. sales. Our ability to convince customers to adopt our platform and to expand usage of our platform often requires our direct engagement with customers. To the extent we are unable to engage with non-U.S. customers, we may struggle to grow sales in international markets.
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

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact results of operations and result in restatements of our consolidated financial statements and irregularities in our consolidated financial statements;

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
A significant number of our research and development employees are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of December 31, 2017, we had a total of 225 employees located in Argentina, of which 159 were engaged in research and development activities. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
If we were not able to satisfy data protection, security, privacy and other government-and industry-specific requirements, our business, results of operations, and financial condition could be harmed.
Personal privacy has become a significant issue in the United States and in many other countries where we offer our platform. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, and protection of personal information. In the United States, these include, among others, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, many of the jurisdictions in which we operate have established their own data security, data protection, and privacy legal frameworks with which we or our customers must comply. These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy, data protection, and information security continue to be proposed and enacted. For example, the European Union has adopted a General Data Protection Regulation (GDPR), to supersede the Data Protection Directive. This regulation, which will take full effect on May 25, 2018, will cause EU data protection requirements to be more stringent and provide for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenue, whichever is higher.
The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, in June 2016, United Kingdom voters approved an exit from the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019. A Data Protection Bill has been introduced to the United Kingdom’s House of Lords that proposes to substantially implement the GDPR. Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation. Additionally, an October 2015 ruling of the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor Framework as a method of compliance with European restrictions regarding the transfer of personal data outside of the European Economic Area, or EEA. Additionally, U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, and we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework. The EU-U.S. Privacy Shield is subject to legal challenge, however, and it or the Swiss-U.S. Privacy Shield may be modified or invalidated. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory obligations or industry standards that may legally or contractually apply to us. The interpretation and application of privacy, data protection, and information security laws, regulations, and other obligations are uncertain and subject to change, and it is possible that current or future laws, regulations, and other obligations may be interpreted and applied in a manner that is inconsistent with our existing or future practices or the features of our software. If so, in addition to the possibility of regulatory investigations, fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software or our practices, which could have an adverse effect on our business. Additionally, any inability to adequately address privacy, data protection, or information security concerns, even if unfounded, or comply with applicable privacy, data protection, or information security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business, results of operation, and financial condition.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy, data protection, and information security concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting GAAP is uncertain. Significant changes in current principles could affect our consolidated financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our results of operations.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact our financial statements. For example, in May 2014, FASB issued new accounting guidance on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), that became effective for us on January 1, 2018. The standard permits the use of either a retrospective or cumulative effect transition method. In addition, we have also considered the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09.
We will apply the standard retrospectively to each prior period presented. The application of this new guidance could have an adverse effect on our net income or loss. In Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we disclose quantitative ranges as estimates of the expected effects of our adoption of ASU 2014-09. Changes to accounting principles or our accounting policies on our financial statements going forward are difficult to predict and could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our results of operations could be significantly impacted.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we may be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
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
As of December 31, 2017, we had net operating loss carryforwards, or NOLs, for federal, California and other state income tax purposes of approximately $231.8 million, $63.1 million and $88.8 million, respectively, which may be available to offset tax income in the future. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past, which has resulted in some limitations on our ability to utilize our NOLs, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
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
We depend and rely upon SaaS technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.
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
For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) December 31, 2022 (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile and may decline.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by AWS, this could adversely affect the ability of our customers to use our platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, which limits your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2017, outstanding shares of Class B common stock represented approximately 84.7% of the voting power of our outstanding capital stock, and outstanding shares of Class B common stock held by our directors, executive officers, and each of our stockholders who beneficially owns greater than 10% of our outstanding capital stock, and their affiliates, represented approximately 77.3% of the voting power of our outstanding capital stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock has fluctuated since our initial public offering and may fluctuate substantially in the future depending on many factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

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
Sales of a substantial number of shares of our Class A common stock in the public market in the near future, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of December 31, 2017, we had 131,337,767 shares of capital stock outstanding, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.
As of December 31, 2017, a significant portion of our outstanding capital stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans. As a result, subject to the satisfaction of applicable vesting periods, the shares of our capital stock issued upon exercise or settlement of outstanding equity awards under our equity compensation plans will be available for immediate resale in the United States in the open market.
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
Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California at 77 Geary Street. We occupy approximately 43,000 square feet under a lease that expires in August 2021.

In addition to our headquarters, we also lease offices for sales and marketing in the following U.S. cities: Alpharetta (GA), Chicago (IL), Denver (CO), New York (NY), and Vienna (VA). Additionally, we lease international offices for sales and marketing in the following locations: Cologne, Hong Kong, London, the Netherlands, Singapore, Sweden, Sydney, and Toronto. We have development centers in Buenos Aires, Mountain View (CA), Naperville (IL), and San Francisco (CA).
        We lease all of our facilities and do not own any real property. While we believe our facilities are sufficient and suitable for the operations of our business today, we are closely monitoring the need to add new facilities and grow our existing facilities as we add employees and expand into additional markets.
Item 3. Legal Proceedings
The information set forth under Legal Proceedings in Note 6 contained in the "Notes to Consolidated Financial Statements" is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock began trading on the New York Stock Exchange under the symbol ”MULE” on March 17, 2017. Prior to that date, there was no public trading market for any of our common stock.
The following table sets forth the high and low sales prices of our Class A common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
Year Ended December 31, 2017:
First Quarter	$24.75	$22.43
Second Quarter	$28.38	$21.69
Third Quarter	$26.70	$19.54
Fourth Quarter	$23.98	$20.03
Our Class B common stock is not listed or traded on any stock exchange.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.
Stockholders
As of December 31, 2017 there were 215 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of indeterminate number of beneficial owners.

Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing MuleSoft, Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our stockholders between March 17, 2017 (the date our Class A common stock commenced trading on the NYSE) and December 31, 2017. Our cumulative total return is presented in comparison to the NYSE Composite Index and Standard & Poor Systems MidCap 400 Information Technology Index. All values assume a $100 initial investment and data for the NYSE Composite Index and Standard & Poor Systems MidCap 400 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
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

There has been no material change in the planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 17, 2017.
Item 6. Selected Consolidated Financial and Other Data
The consolidated statements of operations data for the fiscal years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements and are included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the consolidated financial and other data set forth below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$237,980	$152,843	$88,096
Professional services and other	58,476	34,904	22,156
Total revenue	296,456	187,747	110,252
Cost of revenue:
Subscription and support(1)	20,001	13,722	7,525
Professional services and other(1)	61,269	35,341	24,645
Total cost of revenue	81,270	49,063	32,170
Gross profit	215,186	138,684	78,082
Operating expenses:
Research and development(1)	64,585	32,862	24,725
Sales and marketing(1)	184,583	122,630	93,057
General and administrative(1)	45,813	31,577	24,368
Total operating expenses	294,981	187,069	142,150
Loss from operations	(79,795)	(48,385)	(64,068)
Interest income	2,483	465	220
Other expense, net	(1,015)	(340)	(729)
Net loss before provision for income taxes	(78,327)	(48,260)	(64,577)
Provision for income taxes	1,653	1,339	862
Net loss	$(79,980)	$(49,599)	$(65,439)
Net loss attributable to common stockholders	$(79,980)	$(59,035)	$(65,439)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(2.73)	$(3.57)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	106,742,923	21,623,610	18,324,048

(1)	Includes stock-based compensation expense and other compensation expense related to the 2015 Common Stock Repurchase and 2016 Tender Offer as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue—subscription and support	$945	$255	$146
Cost of revenue—professional services and other	3,442	675	324
Research and development	6,994	2,831	2,506
Sales and marketing	12,646	8,619	4,891
General and administrative	4,043	4,120	4,542
Total stock-based and other compensation expense	$28,070	$16,500	$12,409

See Note 7, "Stockholder's Equity" for further information about the 2015 Common Stock Repurchase and 2016 Tender Offer.

	As of December 31,
	2017	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and investments	$347,279	$102,613
Working capital	87,603	33,550
Total assets	492,596	202,938
Deferred revenue, current and non-current	211,432	135,614
Convertible preferred stock	—	255,946
Total stockholders’ equity	232,947	40,103
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	December 31,
	2017	2016	2015
Customers (as of end of period)	1,286	1,071	839
Average subscription and support revenue per customer (in thousands)	$185	$143	$105
Dollar-based net retention rate	119%	117%	121%
For a discussion of our key metrics, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics.”
Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K.
Overview
We are enabling a fundamental shift in organizations’ technology operating models by equipping them to create composable, agile infrastructures. Our customers use our Anypoint Platform to connect their applications, data and devices into an application network where IT assets are pluggable instead of glued together with custom integration code. The application network enables a self-serve infrastructure through discoverable building blocks that can be used and reused to rapidly compose applications. As a result, the IT organization delivers projects faster and lines of business are able to innovate and respond more rapidly. With an application network built with Anypoint Platform, organizations can transform into composable enterprises.
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
As of December 31, 2017, we had over 1,200 customers located in over 60 countries across every major industry. We sell to organizations worldwide primarily through our direct sales efforts. Although our platform can be adopted by organizations of nearly any size, we focus our sales efforts on the largest global organizations. Our sales efforts are targeted towards CIOs, chief IT architects, and line of business leaders, who are driving digital transformation. We also partner with SIs that enhance our sales leverage by sourcing new prospects and providing systems integration services on implementations of our platform. Historically, customers have expanded their spend with us over time as they realize the benefits of speed and innovation that come with our platform. Our customers expand the use of our platform in two ways. First, they deploy additional capacity as the usage of applications built on our platform increases. Second, as they address additional use cases with their application network, their usage of our platform further increases. The expanded use of our platform by our customers is evidenced by our high dollar-based net retention rate.
We have grown rapidly in recent periods. Our revenue for the years ended December 31, 2017, 2016, and 2015 was $296.5 million, $187.7 million, and $110.3 million, respectively, representing a growth rate of 58% and 70%, respectively. We incurred net losses of $80.0 million, $49.6 million, and $65.4 million in the years ended December 31, 2017, 2016, and 2015, respectively. We have made substantial investments in developing our platform, expanding our sales, services, and marketing capabilities, and providing general and administrative resources to support our growth. Specifically, we have increased our headcount from 841 employees as of December 31, 2016 to 1,188 employees as of December 31, 2017. We intend to continue to invest heavily to grow our business to take advantage of our expansive market opportunity rather than optimizing for profitability or cash flow in the near future.
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
The following table sets forth the number of customers:

	As of December 31,
	2017	2016	2015
Customers	1,286	1,071	839
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
The following table sets forth the average subscription and support revenue per customer:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Average subscription and support revenue per customer	$185	$143	$105
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
Dollar-based net retention rate is the quotient obtained by dividing the numerator by the denominator. Our dollar-based net retention rate may fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our platform, the increase in the contract value of subscription and support contracts from new customers, and the other risk factors included in this Annual Report on Form 10-K.
The following table sets forth the dollar-based net retention rates:

	Year Ended December 31,
	2017	2016	2015
Dollar-based net retention rate	119%	117%	121%
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
Cost of Revenue.    Cost of revenue for subscription and support consists primarily of cloud-hosting costs and personnel-related costs of our customer support organization, including salaries, bonuses, benefits, stock-based compensation, commissions, and other compensation related to the equity transactions described below, as well as contractor costs to supplement our staff levels, third-party software royalties, and allocated overhead.
Cost of revenue for professional services and other revenue consists primarily of personnel-related costs of our consulting and training departments, including salaries, bonuses, benefits, stock-based compensation, commissions, and other compensation related to the equity transactions described below, as well as contractor costs to supplement our staff levels, and allocated overhead.
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
Operating Expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of each of our operating expense categories is personnel-related costs, including salaries, bonuses, benefits, stock-based compensation, and other compensation related to the equity transactions described below, and with respect to sales and marketing, sales commissions and incentives.
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
General and Administrative Expenses. Our general and administrative expenses consist primarily of personnel-related costs for executive, finance, legal, human resources, recruiting and administrative personnel, as well as professional fees for external legal, accounting, recruiting and other consulting services, costs associated with our company-wide meeting, and allocated overhead. We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue from period to period.
Interest Income. Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities.
Other Expense, Net. Other expense, net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the functional currencies of our legal entities. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
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
Equity Transactions. In the third quarter of 2015, following our Series G convertible preferred stock financing, we repurchased shares from certain of our eligible employees and board members (the "2015 Common Stock Repurchase"). A total of 2,224,222 shares of common stock were tendered for a total purchase price of $25.0 million. The price paid up to the fair value of our common stock, totaling $15.9 million, was accounted for as a reduction to equity. The premium that we paid over the fair value of the shares, totaling $9.1 million, was recorded as other compensation expense.
In the third quarter of 2016, certain of our eligible employees, board members and funds affiliated with board members sold shares to third-party investors (the "2016 Tender Offer"). A total of 4,346,203 shares of common stock were tendered for a total purchase price of $61.6 million. The premium over the fair value of the shares of common stock that was paid by third parties to eligible employees and board members, totaling $9.9 million, was recorded as other compensation expense. The excess of the sale price of the shares of convertible preferred stock sold by funds affiliated with board members over the fair value of our common stock, totaling $9.4 million, was recorded as a deemed dividend within additional paid-in capital.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$237,980	$152,843	$88,096
Professional services and other	58,476	34,904	22,156
Total revenue	296,456	187,747	110,252
Cost of revenue:
Subscription and support(1)(2)	20,001	13,722	7,525
Professional services and other(1)(2)	61,269	35,341	24,645
Total cost of revenue	81,270	49,063	32,170
Gross profit	215,186	138,684	78,082
Operating expenses:
Research and development(1)(2)	64,585	32,862	24,725
Sales and marketing(1)(2)	184,583	122,630	93,057
General and administrative(1)(2)	45,813	31,577	24,368
Total operating expenses	294,981	187,069	142,150
Loss from operations	(79,795)	(48,385)	(64,068)
Interest income	2,483	465	220
Other expense, net	(1,015)	(340)	(729)
Net loss before provision for income taxes	(78,327)	(48,260)	(64,577)
Provision for income taxes	1,653	1,339	862
Net loss	$(79,980)	$(49,599)	$(65,439)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue—subscription and support	$945	$231	$83
Cost of revenue—professional services and other	3,442	567	262
Research and development	6,994	1,677	579
Sales and marketing	12,646	2,691	1,548
General and administrative	4,043	1,386	846
Total stock-based compensation expense	$28,070	$6,552	$3,318

(2)	Includes other compensation expense related to the 2015 Common Stock Repurchase and 2016 Tender Offer as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue—subscription and support	$—	$24	$63
Cost of revenue—professional services and other	—	108	62
Research and development	—	1,154	1,927
Sales and marketing	—	5,928	3,343
General and administrative	—	2,734	3,696
Total other compensation expense	$—	$9,948	$9,091
The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations, as a percentage of revenue:
Revenue:
Subscription and support	80%	81%	80%
Professional services and other	20	19	20
Total revenue	100	100	100
Cost of revenue:
Subscription and support	7	7	7
Professional services and other	21	19	22
Total cost of revenue	27	26	29
Gross profit	73	74	71
Operating expenses:
Research and development	22	18	22
Sales and marketing	62	65	84
General and administrative	15	17	22
Total operating expenses	100	100	129
Loss from operations	(27)	(26)	(58)
Interest income	1	—	—
Other expense, net	—	—	(1)
Net loss before provision for income taxes	(26)	(26)	(59)
Provision for income taxes	1	1	1
Net loss	(27)%	(26)%	(59)%

Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Subscription and support	$237,980	$152,843	$85,137	56%
Professional services and other	58,476	34,904	23,572	68%
Total revenue	$296,456	$187,747	$108,709	58%
Subscription and support revenue increased by $85.1 million, or 56%, to $238.0 million during 2017, from $152.8 million during 2016. The increase was attributable to increased sales of subscriptions to new customers and expanded use of our platform by existing customers. Our total number of customers increased from 1,071 as of December 31, 2016 to 1,286 as of December 31, 2017.
Professional services and other revenue increased by $23.6 million, or 68%, to $58.5 million during 2017, from $34.9 million during 2016. The increase was primarily attributable to the increase in consulting services to support our larger customer base.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Subscription and support	$20,001	$13,722	$6,279	46%
Professional services and other	61,269	35,341	25,928	73%
Total cost of revenue	$81,270	$49,063	$32,207	66%
Subscription and support gross margin	92%	91%
Professional services and other gross margin	(5)%	(1)%
Gross margin	73%	74%
Cost of revenue for subscription and support increased by $6.3 million or 46%, to $20.0 million during 2017, from $13.7 million during 2016. The increase was primarily due to an increase of $2.9 million in personnel-related expenses, which included an increase in headcount and an increase of $0.7 of related stock-based compensation expense. In addition, there was also an increase of $2.1 million in third-party cloud hosting costs, an increase of $0.8 million in facility and IT related expenses, an increase of $0.7 million for software subscriptions, an increase in direct cost of goods of $0.6 million and an increase of $0.3 million in depreciation of fixed assets and the amortization of intangibles, partially offset by a decrease of $1.1 million in contractor costs.
Cost of revenue for professional services and other increased by $25.9 million, or 73%, to $61.3 million during 2017, from $35.3 million during 2016. The increase was primarily due to an increase in personnel-related costs of $12.2 million, which included an increase in headcount and an increase in stock-based compensation expense of $2.9 million, partially offset by a decrease of other compensation expense of $0.1 million related to the 2016 Tender Offer. In addition, there was also an increase of $9.1 million in contractor costs to supplement our staffing, an increase in of $2.4 million in facility and IT related expenses, an increase of $1.8 million in travel and related expenses and an increase of $0.2 million for software subscriptions.

Operating Expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentages)
Research and development	$64,585	$32,862	$31,723	97%
Sales and marketing	184,583	122,630	61,953	51%
General and administrative	45,813	31,577	14,236	45%
Total operating expenses	$294,981	$187,069	$107,912	58%
Research and Development
Research and development expenses increased by $31.7 million, or 97%, to $64.6 million during 2017, from $32.9 million during 2016. The increase was primarily attributable to an increase in personnel-related costs of $17.8 million, which included an increase in headcount and an increase of $5.3 million of related stock-based compensation expense, partially offset by a decrease in other compensation expense of $1.2 million related to the 2016 Tender Offer. In addition, there was also an increase of $6.3 million in contractor costs, an increase of $4.1 million in facility and IT related expenses, an increase of $2.7 million in third-party cloud-hosting costs for internal use, an increase of $0.5 million for software subscriptions and an increase of $0.3 million in costs incurred for the company-wide meeting held during the first half of 2017 and other expenses.
Sales and Marketing
Sales and marketing expenses increased by $62.0 million, or 51%, to $184.6 million during 2017 from $122.6 million during 2016. The increase was primarily attributable to an increase in personnel-related costs of $42.1 million, which included an increase in headcount and an increase of $9.9 million of related stock-based compensation expense, partially offset by a decrease in other compensation expense of $5.9 million related to the 2016 Tender Offer. In addition, there was also an increase of $7.8 million in facility and IT related expenses, an increase of $5.3 million in marketing programs costs, an increase of $3.5 million in travel and related expenses, an increase of $1.4 million for software subscriptions, an increase of $0.9 million in costs incurred for the company-wide meeting in the first half of 2017 and other internal meetings and an increase of $0.8 million in contractor costs.
General and Administrative
General and administrative expenses increased by $14.2 million, or 45%, to $45.8 million during 2017 from $31.6 million during 2016. The increase was primarily attributable to an increase in personnel-related costs of $10.7 million, which included an increase in headcount and an increase of $2.8 million of related stock-based compensation expense, partially offset by a decrease in other compensation expense of $2.7 million related to the 2016 Tender Offer. In addition, there was an increase of $2.7 million in contractor costs to supplement our staffing.
Interest Income

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentage)
Interest income	$2,483	$465	$2,018	434%
Interest income was $2.5 million in 2017 compared to $0.5 million in 2016. The increase was primarily related to the increase in interest rates beginning in December 31, 2016, resulting in increased interest income earned from our investments in U.S. Treasuries. In addition, we had more cash, cash equivalents, and investments as a result of the IPO which led to increased interest income in 2017 compared to 2016.

Other Expense, Net

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentage)
Other expense, net	$(1,015)	$(340)	$(675)	199%
Other expense, net was $1.0 million in 2017 compared to $0.3 million in 2016. The change was primarily related to foreign currency fluctuations.
Provision for Income Taxes

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands, except percentage)
Provision for income taxes	$1,653	$1,339	$314	23%

Provision for income taxes for each period was primarily attributable to foreign taxes incurred by certain non-U.S. subsidiaries and foreign withholding taxes.
Comparison of the Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(In thousands, except percentages)
Subscription and support	$152,843	$88,096	$64,747	73%
Professional services and other	34,904	22,156	12,748	58%
Total revenue	$187,747	$110,252	$77,495	70%
Subscription and support revenue increased by $64.7 million, or 73%, to $152.8 million during 2016, from $88.1 million during 2015. Approximately 60% of the increase was attributable to the expanded use of our platform by existing customers, and the remainder was attributable to sales of subscriptions to new customers. Our total number of customers increased from 839 as of December 31, 2015 to 1,071 as of December 31, 2016.
Professional services and other revenue increased by $12.7 million, or 58%, to $34.9 million during 2016, from $22.2 million during 2015. The increase was primarily attributable to the increase in consulting services to support our larger customer base.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(In thousands, except percentages)
Subscription and support	$13,722	$7,525	$6,197	82%
Professional services and other	35,341	24,645	10,696	43%
Total cost of revenue	$49,063	$32,170	$16,893	53%
Subscription and support gross margin	91%	91%
Professional services and other gross margin	(1)%	(11)%
Gross margin	74%	71%
Cost of revenue for subscription and support increased by $6.2 million, or 82%, to $13.7 million during 2016, from $7.5 million during 2015. The increase was primarily due to an increase of $2.2 million in third-party cloud-hosting costs, an increase of $1.5 million in personnel-related expenses, primarily due to an increase in headcount, as well as an increase of $1.4 million in contractor costs and an increase of $0.3 million in royalty costs.
Cost of revenue for professional services and other increased by $10.7 million, or 43%, to $35.3 million during 2016, from $24.6 million during 2015. The increase was primarily due to an increase in personnel-related costs of $5.8 million, primarily due to an increase in headcount, as well as an increase of $2.9 million in contractor costs to supplement our staffing and an increase in travel costs of $1.0 million.
Gross margin improved during 2016, as we experienced increased leverage from our professional services organization and, to a lesser extent, an increase in subscription and support revenue, which carries a higher gross margin than professional services.
Operating Expenses

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(In thousands, except percentages)
Research and development	$32,862	$24,725	$8,137	33%
Sales and marketing	122,630	93,057	29,573	32%
General and administrative	31,577	24,368	7,209	30%
Total operating expenses	$187,069	$142,150	$44,919	32%
Research and Development
Research and development expenses increased by $8.1 million, or 33%, to $32.9 million during 2016, from $24.7 million during 2015. The increase was primarily attributable to an increase in personnel-related costs of $4.7 million, primarily due to an increase in headcount. These costs included an increase of $1.1 million of stock-based compensation expense offset by a reduction of $0.8 million in other compensation expense from the equity transactions described above. In addition, there was also an increase of $1.5 million in third-party cloud-hosting costs for internal use, an increase of $0.6 million in outside contractor costs, and $0.4 million in costs incurred for the company-wide meeting held in February 2016.
Sales and Marketing
Sales and marketing expenses increased by $29.6 million, or 32%, to $122.6 million during 2016 from $93.1 million during 2015. The increase was primarily attributable to an increase in personnel-related costs of $22.2 million, primarily due to an increase in headcount, including an increase of $8.2 million in commissions. These costs included an increase of $2.6 million in other compensation expense from the equity transactions described above and an increase of $1.1 million in stock-

based compensation expense. In addition, there was also an increase of $3.2 million in marketing costs related to advertising, and domestic and international tradeshows, $1.4 million in travel and entertainment costs, and $1.0 million in costs incurred for the company-wide meeting held in 2016.
General and Administrative
General and administrative expenses increased by $7.2 million, or 30%, to $31.6 million during 2016 from $24.4 million during 2015. The increase was primarily attributable to an increase in personnel-related costs of $3.2 million, primarily due to an increase in headcount. These costs included an increase of $0.5 million in stock-based compensation expense offset by a $1.0 million reduction in other compensation expense from the equity transactions described above. The increase was also attributable to an increase of $1.0 million in professional services for legal and accounting services, $0.9 million in recruiting costs as we hired additional staff to support our growth, $0.5 million in costs incurred for the company-wide meeting held in 2016, and an increase of $0.4 million in software subscription costs for our operations.
Interest Income

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(In thousands, except percentage)
Interest income	$465	$220	$245	111%
Interest income was $0.5 million in 2016 compared to $0.2 million in 2015. The increase was primarily related to an increase in our invested funds due to the proceeds from the Series G preferred stock financing completed in May 2015.
Other Expense, Net

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(In thousands, except percentages)
Other expense, net	$(340)	$(729)	$389	(53)%
Other expense, net was $0.3 million in 2016 compared to $0.7 million in 2015. The change was primarily related to foreign currency fluctuations.
Provision for Income Taxes

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(In thousands, except percentages)
Provision for income taxes	$1,339	$862	$477	55%
Provision for income taxes for each period was primarily attributable to foreign taxes incurred by certain non-U.S. subsidiaries and foreign withholding taxes. In 2015, we sold the non-U.S. rights to certain intellectual property to one of our non-U.S. subsidiaries. The resulting tax gain in our U.S. entity was offset by current year net operating losses and thus resulted in no current tax liability. Further, this transaction had no net impact on our 2015 deferred taxes or effective tax rate given our full valuation allowance on the net operating losses used to offset the gain. Our decision to move certain intellectual property outside of the United States is not expected to materially impact our effective tax rate for the foreseeable future as we continue to generate net operating losses in the United States and the non-U.S. subsidiary to which we sold certain intellectual property.
Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the quarters indicated, as well as the percentage that each line item represents of our total revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended,
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations:
Revenue:
Subscription and support	$70,605	$61,704	$55,077	$50,594	$45,006	$40,937	$35,649	$31,251
Professional services and other	18,109	15,900	14,156	10,311	10,347	8,432	8,345	7,780
Total revenue	88,714	77,604	69,233	60,905	55,353	49,369	43,994	39,031
Cost of revenue: (1)(2)
Subscription and support	6,062	5,242	4,649	4,048	4,182	3,589	3,371	2,580
Professional services and other	19,521	16,858	13,699	11,191	10,952	8,756	8,461	7,172
Total cost of revenue	25,583	22,100	18,348	15,239	15,134	12,345	11,832	9,752
Gross profit	63,131	55,504	50,885	45,666	40,219	37,024	32,162	29,279
Operating expenses: (1)(2)
Research and development	18,608	18,048	15,140	12,789	9,969	8,701	7,332	6,860
Sales and marketing	56,933	50,707	43,817	33,126	35,190	33,920	29,815	23,705
General and administrative	13,058	12,144	10,950	9,661	7,896	9,555	6,843	7,283
Total operating expenses	88,599	80,899	69,907	55,576	53,055	52,176	43,990	37,848
Loss from operations	(25,468)	(25,395)	(19,022)	(9,910)	(12,836)	(15,152)	(11,828)	(8,569)
Interest income	1,000	968	357	158	151	110	107	97
Other income (expense), net	(394)	(354)	(191)	(76)	8	(242)	(107)	1
Net loss before provision for income taxes	(24,862)	(24,781)	(18,856)	(9,828)	(12,677)	(15,284)	(11,828)	(8,471)
Provision for income taxes	226	335	779	313	414	377	268	280
Net loss	$(25,088)	$(25,116)	$(19,635)	$(10,141)	$(13,091)	$(15,661)	$(12,096)	$(8,751)
Net loss attributable to common stockholders	$(25,088)	$(25,116)	$(19,635)	$(10,141)	$(13,091)	$(25,097)	$(12,096)	$(8,751)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.19)	$(0.15)	$(0.27)	$(0.52)	$(1.15)	$(0.60)	$(0.45)
Weighted-average shares used in computing net loss per share, basic and diluted	130,423,175	129,044,913	128,825,841	37,410,235	25,364,224	21,733,456	19,995,314	19,361,543

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended,
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Cost of revenue—subscription and support	$320	$288	$236	$101	$90	$53	$55	$33
Cost of revenue—professional services and other	1,172	1,110	847	313	188	168	119	92
Research and development	2,428	2,121	1,529	916	625	514	329	209
Sales and marketing	4,166	3,827	3,229	1,424	844	753	586	508
General and administrative	1,352	1,123	1,039	529	457	402	327	200
Total stock-based compensation expense	$9,438	$8,469	$6,880	$3,283	$2,204	$1,890	$1,416	$1,042
(2) Includes other compensation expense as follows (in thousands):

	Three Months Ended,
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Cost of revenue—subscription and support	$—	$—	$—	$—	$—	$24	$—	$—
Cost of revenue—professional services and other	—	—	—	—	—	108	—	—
Research and development	—	—	—	—	—	1,154	—	—
Sales and marketing	—	—	—	—	—	5,928	—	—
General and administrative	—	—	—	—	—	2,734	—	—
Total other compensation expense	$—	$—	$—	$—	$—	$9,948	$—	$—

	Three Months Ended,
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Consolidated Statements of Operations as a percentage of revenue:
Revenue:
Subscription and support	80%	80%	80%	83%	81%	83%	81%	80%
Professional services and other	20	20	20	17	19	17	19	20
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription and support	7	7	7	7	8	7	8	7
Professional services and other	22	22	20	18	20	18	19	18
Total cost of revenue	29	28	27	25	27	25	27	25
Gross profit	71	72	73	75	73	75	73	75
Operating expenses:
Research and development	21	23	22	21	18	18	17	18
Sales and marketing	64	65	63	54	64	69	68	61
General and administrative	15	16	16	16	14	19	16	19
Total operating expenses	100	104	101	91	96	106	100	97
Loss from operations	(29)	(33)	(27)	(16)	(23)	(31)	(27)	(22)
Interest income	1	1	1	—	—	—	—	—
Other income (expense), net	—	—	—	—	—	—	—	—
Net loss before provision for income taxes	(28)	(32)	(27)	(16)	(23)	(31)	(27)	(22)
Provision for income taxes	—	—	1	1	1	1	1	1
Net loss	(28)%	(32)%	(28)%	(17)%	(24)%	(32)%	(27)%	(22)%
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Customers (1)	1,286	1,217	1,170	1,131	1,071	994	946	892
Average subscription and support revenue per customer (in thousands) (1)	$185	$175	$164	$152	$143	$136	$125	$115
Dollar-based net retention rate (1)	119%	116%	116%	116%	117%	120%	122%	125%

(1)	See the section titled “—Key Metrics” for additional information about our key metrics.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been the net proceeds we received through the sale of our Class A common stock in our initial public offering, private sales of equity securities, as well as payments received from customers using our platform and services. As of December 31, 2017, we had cash, cash equivalents, and investments totaling $347.3 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of these funds to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of bank deposits and money market funds, and our investments are comprised of marketable securities such as commercial paper, corporate bonds, foreign bonds and U.S. Treasury securities. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We plan to continue to finance our operations from customers paying for our platform and services. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Annual Report on Form 10-K titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in) operating activities	$1,981	$(2,381)	$(46,980)
Cash provided by (used in) investing activities	(207,217)	17,471	(93,245)
Cash provided by (used in) financing activities	249,566	(657)	112,309
Effect of exchange rate changes on cash	250	(1,044)	(322)
Net increase (decrease) in cash and cash equivalents	$44,580	$13,389	$(28,238)
Cash Flows from Operating Activities
During 2017, cash provided by operating activities was $2.0 million, which consisted of a net loss of $80.0 million, adjusted by non-cash charges of $32.9 million and a net change of $49.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock based-based compensation of $28.1 million, depreciation and amortization of $3.8 million and amortization of investment premiums of $0.8 million. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $76.0 million due to the timing of billings in advance of revenue recognition primarily for subscription and support, an increase in accrued compensation of $12.8 million due to higher commissions payable at year end, an increase in accounts payable and accrued expenses of $5.0 million due to an increase in operating expenses and timing of payments and an increase in other liabilities of $1.6 million, partially offset by an increase in accounts receivable of $39.7 million due to the timing of receipts of payments from customers and an increase in prepaid expenses and other assets of $6.7 million due to payments for software subscriptions to our cloud infrastructure provider.
During 2016, cash used in operating activities was $2.4 million, which consisted of a net loss of $49.6 million, adjusted by non-cash charges of $19.6 million and a net change of $27.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of other compensation expense related to the 2016 Tender Offer of $9.9 million, stock based-based compensation of $6.6 million, depreciation and amortization of $1.9 million, amortization of investment premiums of $0.6 million, tax benefits from employee stock plans of $0.3 million and provision for doubtful accounts of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $51.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an increase in accrued compensation of $4.7 million due to higher commissions payable at year end, an increase in accounts payable and accrued expenses of $2.2 million due to an increase in operating expenses and timing of payments and an increase in other liabilities of $1.1 million due to an increase in deferred rent, partially offset by an increase in accounts receivable of $25.1 million due to the timing of receipts of payments from customers and an increase in prepaid expenses and other current assets of $6.8 million due to payments for software subscriptions to our cloud infrastructure provider.

During 2015, cash used in operating activities was $47.0 million, which consisted of a net loss of $65.4 million, adjusted by non-cash charges of $5.4 million and a change of $13.0 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of stock-based compensation of $3.3 million, depreciation and amortization of $1.2 million, amortization of investment premiums of $0.6 million, tax benefits from employee stock plans of $0.2 million and a loss on disposal of property and equipment for $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $35.6 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support, an increase in accrued compensation and related expenses of $5.0 million due to an increase in headcount and revenue in 2015, and an increase in accrued expenses of $1.6 million, partially offset by an increase in trade receivables of $21.1 million due to an increase in the number of customers invoiced during the period, an increase in prepaid expenses and other current assets of $6.5 million, and a decrease in accounts payable of $1.3 million due to the timing of invoices from vendors and related payments.
Cash Flows from Investing Activities
During 2017, cash used in investing activities was $207.2 million, primarily consisting of purchases of investments of $319.7 million and payments for purchases of property and equipment of $4.8 million, consisting primarily of leasehold improvements and, to a lesser extent, the purchase of computers for personnel, partially offset by sales and maturities of investments of $117.4 million.
During 2016, cash provided by investing activities was $17.5 million, primarily consisting of sales and maturities of investments of $64.2 million, partially offset by purchases of investments of $41.2 million, purchases of property and equipment of $4.5 million, consisting primarily of leasehold improvements and, to a lesser extent, the purchase of computers for personnel, and $1.0 million used for the acquisition of Express Service Gateway (ESG).
During 2015, cash used in investing activities was $93.2 million, primarily consisting of purchases of investments of $106.2 million and purchases of property and equipment of $1.5 million. These outflows were partially offset by sales and maturities of investments of $14.5 million.
Cash Flows from Financing Activities
During 2017, cash provided by financing activities was $249.6 million which consisted of proceeds from the issuance of common stock in connection with our initial public offering of $236.4 million, proceeds from the issuance of common stock upon exercise of stock options and warrants of $8.0 million and proceeds from our 2017 Employee Stock Purchase Plan of $7.0 million, partially offset by $1.8 million of costs related to the initial public offering.
During 2016, cash used in financing activities was $0.7 million consisting of $3.2 million in cash used for the repurchase of common stock and $1.7 million in payments of deferred offering costs partially offset by proceeds from the issuance of common stock upon exercise of stock options of $4.3 million.
During 2015, cash provided by financing activities was $112.3 million consisting of net proceeds of $126.3 million from the issuance of Series G preferred stock and proceeds of $1.9 million from the issuance of common stock upon the exercise of stock options and warrants, partially offset by $15.9 million for the repurchase of common stock.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating leases	$9,212	$14,584	$6,653	$3,239	$33,688
Purchase obligations(1)	7,650	—	—	—	7,650
Total	$16,862	$14,584	$6,653	$3,239	$41,338

(1)	Purchase obligations represent total future minimum payments under our contract with our cloud infrastructure provider.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, primarily in interest rates and currency exchange rate fluctuations and to a lesser extent inflation.
Interest Rate Risk
We had cash and cash equivalents of $79.6 million and $35.1 million as of December 31, 2017 and 2016, respectively. Our cash and cash equivalents are held in bank deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.
We had current investments in marketable securities of $124.6 million and $63.4 million as of December 31, 2017 and 2016, respectively. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making investments consisting only of corporate bonds and U.S. Treasury securities. During 2017 and 2016, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our historical consolidated financial statements for any periods presented.
Foreign Currency Exchange Risk
As of December 31, 2017 and 2016, our cash and cash equivalents included $13.2 million and $6.4 million, respectively, held by our foreign subsidiaries, of which $3.1 million and $1.0 million, respectively, was denominated in Argentine pesos, $8.0 million and $2.7 million, respectively, was denominated in U.K. pounds sterling, and $0.9 million and $1.4 million, respectively, was denominated in Australian dollars.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States and Argentina, Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. During 2017 and 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for any period presented. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations in 2017, 2016, and 2015, because our sales are denominated in U.S. dollars and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be effected.
We believe that the accounting policies associated with revenue recognition, share-based compensation and income taxes are most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Recently Issued Accounting Standards, Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 became effective for us the first quarter of fiscal 2018.
We will adopt the standard using the full retrospective method and restate each reporting period presented.
In regards to our term-based software licenses, revenue is currently recorded ratably over the subscription term, as we have not established vendor-specific objective evidence (VSOE) for such offerings. Under the new standard, the requirement to have VSOE for undelivered elements is eliminated. As a result, under the new standard we will recognize a portion of our revenue related to our term-based on-premise software products when delivered. In addition, some deferred revenue recorded in accordance with the current revenue standard will be reduced upon adoption of the new revenue standard.
The timing of the revenue recognized attributable to professional services will also be impacted by the standard, for we will no longer be limited to recognizing services revenue based upon the amount of services billed to the customer.
We have also considered the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09. Under ASC 340-40, we would be required to capitalize and amortize certain sales commission costs. Under our current accounting policy, we do not capitalize sales commission costs and recognize these costs when they are incurred. Upon adoption we will be capitalizing certain commission costs and recording the expense over the period in which we expect to benefit from the sales efforts.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, we currently anticipate that the adoption of this standard will have a material impact on our consolidated balance sheets given that we had operating lease commitments of approximately $33.7 million as of December 31, 2017. However, we do not anticipate that the adoption of this standard will have a material impact on our consolidated statements of comprehensive loss since the expense recognition under this new standard will be similar to current practice.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for our fiscal year beginning January 1, 2018. The standard should be applied retrospectively. Upon adoption, we do not expect this pronouncement to have a material effect on our financial position, results of operations, or liquidity. This pronouncement will be considered for future periods.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets other than Inventory which amends the guidance used in the recognition of current and deferred income taxes for an intra-entity transfer. The guidance requires an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory at the time of transfer. The standard is effective for our fiscal year beginning January 1, 2018. Upon adoption, we do not expect this pronouncement to have a material effect on our financial position, results of operations, or liquidity. This pronouncement will be considered for future periods.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for our fiscal year beginning January 1, 2018. Upon adoption, we do not expect this pronouncement to have a material effect on our financial position, results of operations, or liquidity. This pronouncement will be considered for future periods.
In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718) Scope of Modification Accounting, which amends the guidance used in modification accounting for share-based payment awards. The guidance specifies that any change to the terms or conditions of a share-based payment award should be treated as modification unless all three requirements are met. These requirements are that the fair value of the modified award, the vesting conditions of the modified award, and the classification of the modified award are all the same as the original award immediately before the modification. The standard is effective for our fiscal year beginning January 1, 2018. Upon adoption, we do not expect this pronouncement to have a material effect on our financial position, results of operations, or liquidity. This pronouncement will be considered for future periods.
Item 8. Financial Statements and Supplementary Data
MuleSoft, Inc.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
MuleSoft, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MuleSoft, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Santa Clara, California
February 22, 2018

MULESOFT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,568	$35,101
Investments	124,603	63,361
Trade receivables, net of allowance for doubtful accounts of $527 and $446 as of December 31, 2017 and December 31, 2016	111,863	72,324
Prepaid expenses and other current assets	18,987	18,854
Total current assets	335,021	189,640
Investments, noncurrent	143,108	4,151
Property and equipment, net	6,791	5,231
Restricted cash	784	671
Goodwill	814	787
Intangible assets, net	789	1,797
Other assets	5,289	661
TOTAL ASSETS	$492,596	$202,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,219	$1,879
Accrued expenses	12,158	7,797
Accrued compensation and related expenses	31,065	16,369
Deferred revenue, current	201,976	130,045
Total current liabilities	247,418	156,090
Deferred revenue, noncurrent	9,456	5,569
Other liabilities	2,775	1,176
TOTAL LIABILITIES	259,649	162,835
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.000025 par value per share:
Authorized shares 100,000,000 and 90,296,190 as of December 31, 2017 and 2016; Issued and outstanding shares none and 86,030,961 as of December 31, 2017 and 2016; aggregate liquidation preference of none and $258.4 million as of December 31, 2017 and 2016	—	255,946
Common stock, $0.000025 par value per share:
Authorized shares 1,200,000,000 as of December 31, 2017 and 2016; Issued and outstanding shares 131,337,767 and 26,960,616 as of December 31, 2017 and 2016	3	1
Additional paid-in capital	552,260	22,241
Accumulated deficit	(316,218)	(236,230)
Accumulated other comprehensive loss	(3,098)	(1,855)
TOTAL STOCKHOLDERS’ EQUITY	232,947	40,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,596	$202,938
See accompanying notes to consolidated financial statements.

MULESOFT, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription and support	$237,980	$152,843	$88,096
Professional services and other	58,476	34,904	22,156
Total revenue	296,456	187,747	110,252
Cost of revenue:
Subscription and support	20,001	13,722	7,525
Professional services and other	61,269	35,341	24,645
Total cost of revenue	81,270	49,063	32,170
Gross profit	215,186	138,684	78,082
Operating expenses:
Research and development	64,585	32,862	24,725
Sales and marketing	184,583	122,630	93,057
General and administrative	45,813	31,577	24,368
Total operating expenses	294,981	187,069	142,150
Loss from operations	(79,795)	(48,385)	(64,068)
Interest income	2,483	465	220
Other expense, net	(1,015)	(340)	(729)
Net loss before provision for income taxes	(78,327)	(48,260)	(64,577)
Provision for income taxes	1,653	1,339	862
Net loss	$(79,980)	$(49,599)	$(65,439)
Net loss attributable to common stockholders	$(79,980)	$(59,035)	$(65,439)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(2.73)	$(3.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	106,742,923	21,623,610	18,324,048
See accompanying notes to consolidated financial statements.

MULESOFT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(79,980)	$(49,599)	$(65,439)
Other comprehensive loss:
Foreign currency translation adjustments, net	67	(1,112)	(355)
Unrealized gains (losses) on investments	(1,310)	250	(308)
Other comprehensive loss	(1,243)	(862)	(663)
Comprehensive loss	$(81,223)	$(50,461)	$(66,102)
See accompanying notes to consolidated financial statements.

MULESOFT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-December 31, 2014	78,834,737	130,577	—	—	16,832,919	1	2,733	(109,990)	(330)	22,991
Series G financing, net of issuance costs of $1,974	11,427,533	126,326	—	—	—	—	—	—	—	126,326
Repurchase of common stock	—	—	—	—	(2,140,174)	—	(4,699)	(11,202)	—	(15,901)
Issuance of common stock upon exercise of options	—	—	—	—	4,118,570	—	1,873	—	—	1,873
Issuance of common stock upon exercise of warrants	—	—	—	—	16,480	—	11	—	—	11
Stock-based compensation expense	—	—		—	—	—	3,318	—	—	3,318
Tax benefits from employee stock plans	—	—	—	—	—	—	154	—	—	154
Net loss	—	—	—	—	—	—	—	(65,439)	—	(65,439)
Other comprehensive loss	—	—	—	—	—	—	—	—	(663)	(663)
Balance-December 31, 2015	90,262,270	256,903	—	—	18,827,795	1	3,390	(186,631)	(993)	72,670
Conversion of Series A convertible preferred stock into common stock in 2016 Tender Offer	(2,115,655)	(479)	—	—	2,115,655	—	479	—	—	—
Conversion of Series A convertible preferred stock into common stock	(2,115,654)	(478)	—	—	2,115,654	—	478	—	—	—
Repurchase of common stock	—	—	—	—	(339,285)	—	(3,208)	—	—	(3,208)
Issuance of common stock upon exercise of options	—	—	—	—	4,240,797	—	4,281	—	—	4,281
Other compensation expense relating to the 2016 Tender Offer	—	—	—	—	—	—	9,948	—	—	9,948
Stock-based compensation expense	—	—	—	—	—	—	6,552	—	—	6,552
Tax benefits from employee stock plans	—	—	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	—	(49,599)	—	(49,599)
Other comprehensive loss	—	—	—	—	—	—	—	—	(862)	(862)
Balance-December 31, 2016	86,030,961	$255,946	—	—	26,960,616	$1	$22,241	$(236,230)	$(1,855)	$40,103
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(86,030,961)	(255,946)	—	—	86,030,961	2	255,944	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriting discounts	—	—	14,950,000	—	—	—	236,360	—	—	236,360

Class A common stock issuance cost related to the initial public offering	—	—	—	—	—		—	(3,553)	—	—	(3,553)
Issuance of common stock upon exercise of options and warrants	—	—	1,841,752	—	1,134,432		—	8,103	—	—	8,103
Issuance of common stock for settlement of restricted stock units	—	—	67,428	—	—		—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	352,578	—	—	1	—	5,095	—	—	5,095
Conversion of shares of Class B common stock into share of Class A common stock	—	—	67,287,540	2	(67,287,540)		(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—		—	28,062	—	—	28,062
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	—		—	8	(8)	—	—
Net loss	—	—	—	—	—		—	—	(79,980)	—	(79,980)
Other comprehensive loss	—	—	—	—	—		—	—	—	(1,243)	(1,243)
Balance—December 31, 2017	—	—	84,499,298	$2	46,838,469		1	552,260	(316,218)	(3,098)	232,947
See accompanying notes to consolidated financial statements.

MULESOFT, INC.
Consolidated Statements of Cash Flows
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,980)	$(49,599)	$(65,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	28,070	6,552	3,318
Other non-cash compensation related to 2016 Tender Offer	—	9,948	—
Depreciation and amortization	3,833	1,949	1,221
Amortization of investment premiums	766	559	562
Provision for doubtful accounts	81	206	(17)
Tax benefits from employee stock plans	—	321	154
Loss on disposal of property and equipment	134	6	177
Other	—	13	—
Changes in assets and liabilities:
Trade receivables	(39,658)	(25,106)	(21,143)
Prepaid expenses and other current assets	(2,024)	(6,836)	(6,455)
Other assets	(4,628)	(343)	(217)
Accounts payable	380	1,090	(1,286)
Accrued expenses	4,637	1,127	1,619
Accrued compensation and related expenses	12,759	4,705	5,011
Other liabilities	1,599	1,096	(80)
Deferred revenue	76,012	51,931	35,595
Net cash provided by (used in) operating activities	1,981	(2,381)	(46,980)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(319,709)	(41,214)	(106,164)
Sales of investments	42,476	24,536	5,000
Maturities of investments	74,957	39,650	9,500
Purchase of intangible assets	—	—	(75)
Purchases of property and equipment	(4,835)	(4,501)	(1,506)
Cash paid for acquisition	(106)	(1,000)	—
Net cash provided by (used in) investing activities	(207,217)	17,471	(93,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in initial public offering	236,360	—	—
Net proceeds from issuance of preferred stock	—	—	126,326
Proceeds from employee stock purchase plan	7,031	—	—
Repurchase of common shares	—	(3,208)	(15,901)
Proceeds from issuance of common stock upon exercise of options and warrants	7,998	4,281	1,884
Payment of costs related to initial public offering	(1,823)	(1,730)	—
Net cash provided by (used in) financing activities	249,566	(657)	112,309
Impact of foreign exchange on cash and cash equivalents	250	(1,044)	(322)
Net increase (decrease) in cash and cash equivalents	44,580	13,389	(28,238)
Cash, cash equivalents, and restricted cash, Beginning of year	35,772	22,383	50,621
Cash, cash equivalents, and restricted cash, End of year	$80,352	$35,772	$22,383
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,084	$764	$895
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Deemed dividends on preferred stock	$—	$9,436	$—
Costs related to initial public offering, accrued but unpaid	$—	$266	$—
Liability for purchase of property and equipment	$41	$91	$72
See accompanying notes to consolidated financial statements

MuleSoft, Inc.
Notes to Consolidated Financial Statements

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
We have subsidiaries in Argentina, Australia, Canada, Germany, Hong Kong, India, the Netherlands, New Zealand, Singapore, and the United Kingdom.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple elements in revenue recognition, the uncollectible accounts receivable, valuation of long-lived assets, stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the Chief Executive Officer, in deciding how to allocate resources and assessing performance. While we have offerings in multiple market segments, our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Foreign Currency Translation
The functional currency of our non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are based upon the exchange rate at the time of the transaction, if known, or at the average rate for the period. Differences are included in stockholders’ equity as a component of accumulated other comprehensive loss. Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other income (expense), net in the accompanying consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents.
Restricted Cash
Restricted cash at December 31, 2017 and 2016 includes $784,000 and $308,000, respectively, which is used as collateral for letters of credit and bank guarantees issued in relation to certain leases and $0 and $364,000, respectively, of collateral used to secure credit cards which may not be used or transferred until the restriction is released by the issuing bank.
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
Short-term investments consist of investments in marketable equity securities that are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs.
Concentration of Credit and Other Risks
Financial instruments that potentially subject us to concentration of credit risk consist principally of trade receivables. Our trade receivables mainly result from subscription to our software products and professional services provided to our customers that are located primarily in the United States and Western Europe. We review the need for allowances for potential losses from these trade receivables. At December 31, 2017 and 2016, the allowance for doubtful accounts was $527,000 and $446,000, respectively. For all periods presented, the allowance for doubtful accounts activity was not significant. No single customer accounted for ten percent or more of trade receivables as of December 31, 2017 and 2016. No single customer accounted for ten percent or more of total revenue for the years ended December 31, 2017, 2016, and 2015.
We are dependent upon third parties, such as AWS, in order to meet the uptime and performance requirements of our customers.

Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of three years for assets other than leasehold improvements. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets; generally three years.
Goodwill and Intangible Assets
Goodwill is measured as the excess of consideration transferred and the fair value of net assets acquired and liabilities assumed in a business combination.
Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate that its value may no longer be recoverable. To assess if goodwill is impaired, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, we consider it more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test.
We perform our goodwill impairment test annually in the fourth fiscal quarter, and the last impairment test was completed for the year ended December 31, 2017 and it was determined that the fair value was significantly in excess of the carrying value.
The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. We periodically reevaluate the business and determined that we continue to operate in one segment, which is also considered the sole reporting unit. Therefore, goodwill was tested and will continue to be tested for impairment at the consolidated level. To date, we have determined that there has been no impairment of goodwill.
Impairment of Long-Lived Assets
Our long-lived assets, such as property and equipment and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairment charges for any of the periods presented.
Software Development Costs
Development costs included in the research and development of new software products are expensed as incurred until technological feasibility of the product has been established. Software development costs incurred after technological feasibility has been established are capitalized up to the time the product is available for general release to customers. For the years ended December 31, 2017 and 2016, there were no amounts capitalized as our current development process is essentially completed concurrent with the establishment of technological feasibility.
We incur costs related to software acquired, developed or modified solely to meet our internal requirements. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We did not capitalize any costs related to computer software developed for internal use during the years ended December 31, 2017, 2016, and 2015.
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
Subscription and Support Revenue from Software Licenses
Software licenses for our enterprise software are sold with support services and are generally offered with one-year base subscription periods. The base license subscription generally entitles the end user to the technology itself and post-contract customer support consisting of a specified level of customer support bug fixes, functionality enhancements to the technology, and upgrades to new versions of the technologies, each on a when-and-if available basis, during the term of the subscription. Revenue is recorded ratably over the subscription term as we have not established VSOE for such offerings.
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
Deferred Revenue
Deferred revenue consists of billing or payments received in advance of revenue recognition generated from subscription to our cloud hosted software, software licenses, and support as well as payments for unused training and consulting services. Software licenses and subscription to cloud hosted software, support, training, and consulting services are generally paid for in full 30 to 60 days after the invoice date.
Cost of Revenue
Cost of revenue for subscription and support revenue consists primarily of cloud-hosting costs and personnel-related costs of our customer support organization, including salaries, commissions, benefits, bonuses and stock-based compensation, as well as contractor costs to supplement our staff levels, third-party software royalties and allocated overhead.
Cost of revenue for professional services and other revenue consists primarily of personnel-related costs of our professional services and training departments, including salaries, commissions, benefits, bonuses and stock-based compensation, contractor costs to supplement our staff levels and allocated overhead.
Research and Development
Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel-related costs for the design and development of our platform and technologies, contractor costs to supplement our staff levels, third-party web services, consulting services, and allocated overhead.
Advertising Expenses
Advertising costs are expensed when incurred and are included in operating expenses in the accompanying consolidated statements of operations. Advertising expense was $11.8 million, $7.3 million, and $4.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Stock-Based Compensation
We measure stock-based compensation cost for equity instruments granted to employees based upon the estimated fair value of the award at the date of grant. We estimate the fair value of stock options, shares under our employee stock purchase plan and employee stock purchase rights using the Black-Scholes option-pricing model, which requires us to estimate expected term, expected volatility, risk-free interest rate, and dividend yield. For stock options and shares under our employee stock purchase plan, we use the simplified method in developing an estimate of the expected term of the stock options, which is calculated as the average of the time to vesting and the contractual life of the options. The expected term of employee stock purchase rights represents the contractual term of the underlying program. We compute the expected volatility assumption based on blended volatility of our peer companies. Due to the short period that our stock has been publicly traded, we believe our peer company volatility is more representative of our future stock price trends than our historical volatility. The risk-free interest rate is based on the average interest rate for U.S. Treasury instruments whose term is consistent with the expected term. As we have not declared dividends for any period presented, and do not anticipate doing so in the future, the dividend yield is estimated at 0%.
For restricted stock units, fair value is based on the closing price of our common stock on the grant date.
Compensation cost resulting from this valuation for restricted stock units is recognized in the consolidated statement of operations on a straight-line basis over the period during which an employee provides the requisite service in exchange for the award. Compensation cost resulting from this valuation for shares under our employee stock purchase plan is recognized on an accelerated basis.

Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts or existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.
We measure and recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the merits of the position.
Net Loss Per Share Attributable to Common Stockholders
 For the year ended December 31, 2017, our basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible. Net loss attributable to common stockholders for the year ended December 31, 2016 is calculated as net loss for the period plus the deemed dividend on common stock related to shares of convertible preferred stock that was sold by holders following conversion to common stock. The deemed dividend represents the excess of the sale price of the converted preferred stock over the fair value of our common stock. For the year ended December 31, 2015, our basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles (Topic 350) Simplifying the Test for Goodwill Impairment, which amends the guidance used in evaluating impairment of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. An entity should now perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount that the carrying amount exceeds the fair value. Any reporting units with a zero or negative carrying amount no longer are required to perform qualitative assessments for goodwill impairment. Application of ASU 2017-04 is expected to reduce the cost and complexity of evaluating goodwill for impairment. We have adopted ASU 2017-04 for fiscal year ended December 31, 2017. The adoption of this pronouncement had no effect on our financial position, results of operations, or liquidity.
Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers, Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606, or ASC 606) (ASU 2014-09). This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is effective for us the first quarter of fiscal 2018.
We have also considered the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09. Under our current accounting policy, we do not capitalize sales commission costs and recognize these costs when they are incurred. Under ASC 340-40, we will be required to capitalize and amortize certain sales commission costs by recording the expense over 4 years, the period in which we expect to benefit from the sales efforts.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt the standard using the full retrospective method and restate each period presented.
In preparation for adoption of the standard, we are in the process of implementing certain internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard.
The most significant impact of the standard relates to our accounting for term-based software license revenue related to certain products where we do not provide a hosting service. Under the standard we will recognize revenue related to the software license at delivery rather than ratably over the subscription term.
The timing of the revenue recognized attributable to professional services will also be impacted by the standard, for we will no longer be limited to recognizing services revenue based upon the amount of services billed to the customer.
We pay commissions to our sales representatives as compensation for obtaining subscription and support contracts as well as professional services contracts. Under ASC 606, we will be required to capitalize all commission costs which are considered an incremental cost of obtaining the contracts and amortize those costs over the expected period of benefit. These capitalized costs will be periodically reviewed for impairment.
We continue to evaluate the impact of related disclosures required upon adoption. The quantitative ranges provided below are estimates of the expected effects of our adoption of ASC 606 and its impact on our accounting for commission costs under ASC 340-40. These ranges represent our best estimates of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact is subject to change from these reasonable estimates.
Consolidated Statement of Operations
Total revenue
Under the new guidance, we expect that revenue previously reported will be reduced between 1% and 4% for the year ended December 31, 2017 and the impact will be nominal for the year ended December 31, 2016, primarily due to the recognition of revenue related to the software license at the time the license is delivered instead of ratably over the subscription period.

Sales and marketing expenses
Under the new guidance, we expect that our previously reported sales and marketing expense will be reduced between 12% and 15% for the years ended December 31, 2017 and 2016, primarily due to the capitalization of commission expense. As discussed above, under ASC 606 certain commissions costs are required to be capitalized and the resulting asset is amortized to expense as we transfer the related services to the customer. These assets will be periodically assessed for impairment.
3. Investments
Marketable Securities
The following table summarizes our available-for-sale investments at December 31, 2017 and 2016.

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$79,406	$—	$(527)	$78,879
U.S. Treasury securities	141,496	—	(591)	140,905
Agency securities	44,462	$—	(201)	44,261
Foreign bonds	3,714	$—	(48)	3,666
Total marketable securities	$269,078	$—	$(1,367)	$267,711

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Corporate bonds	$24,027	$—	$(33)	$23,994
U.S. Treasury securities	40,548	—	(20)	40,528
Foreign bonds	2,995	—	(5)	2,990
Total marketable securities	$67,570	$—	$(58)	$67,512
The duration of the investments classified as marketable securities is as follows (in thousands):

	December 31, 2017	December 31, 2016
Short-term (due in one year or less)	$124,603	$63,361
Long-term (due after one year)	143,108	4,151
Total marketable securities	$267,711	$67,512
As of December 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$78,879	$(527)	$—	$—	$78,879	$(527)
U.S. Treasury securities	140,905	(591)	—	—	140,905	(591)
Agency securities	44,261	(201)	—	—	44,261	(201)
Foreign bonds	3,666	(48)	—	—	3,666	(48)
Total marketable securities	$267,711	$(1,367)	$—	$—	$267,711	$(1,367)

As of December 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$22,342	$(31)	$1,652	$(2)	$23,994	$(33)
U.S. Treasury securities	38,029	(20)	2,499	—	40,528	(20)
Foreign bonds	$2,990	$(5)	$—	$—	$2,990	$(5)
Total marketable securities	$63,361	$(56)	$4,151	$(2)	$67,512	$(58)
We do not believe any of the unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2017 and 2016. We expect to receive the full principal and interest on all of these marketable securities.
Fair Value Measurement
The following table presents information about our assets that are measured at fair value and indicates the fair value hierarchy of the valuation (in thousands):

	As of December 31, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$8,413	$8,413	$—	$—
Corporate bonds	78,879	—	78,879	—
U.S. Treasury securities	140,905	—	140,905	—
Commercial paper	7,442	—	7,442	—
Agency securities	44,261	—	44,261	—
Foreign bonds	3,666	—	3,666	—
	$283,566	$8,413	$275,153	$—
Reported as:
Cash equivalents (1)	$15,855
Investments, current	124,603
Investments, noncurrent	143,108
Total	$283,566

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market	$3,133	$3,133	$—	$—
Corporate bonds	23,994	—	23,994	—
U.S. Treasury securities	40,528	—	40,528	—
Foreign bonds	2,990	—	2,990	—
	$70,645	$3,133	$67,512	$—
Reported As:
Cash equivalents(1)	$3,133
Investments, current	63,361
Investments, noncurrent	4,151
Total	$70,645

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of December 31, 2017 and 2016, in addition to $63.7 million and $32.0 million of cash, respectively.
4. Property and Equipment
The cost and accumulated depreciation and amortization of property and equipment are as follows (in thousands):

	December 31,
	2017	2016
Computers and equipment	$5,442	$3,753
Office furniture, fixtures and equipment	725	313
Software	478	457
Leasehold improvements	5,790	3,037
Construction-in-progress	355	1,596
Property and equipment, gross	12,790	9,156
Less: accumulated depreciation and amortization	(5,999)	(3,925)
Total property and equipment, net	$6,791	$5,231
Depreciation expense was $3.3 million, $1.7 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
5. Intangible Assets
Total cost and amortization of intangible assets comprised of the following (in thousands):

	December 31,
	2017	2016
Purchased intangibles	$1,720	$2,176
Less: accumulated amortization	(931)	(379)
Total intangible assets, net	$789	$1,797
The amortization expense of the intangible assets was $511,000, $236,000, and $56,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
The total estimated future amortization expense of these intangible assets as of December 31, 2017 is as follows (in thousands):

Amount
Year ending:
2018	$459
2019	195
2020	135
Total intangible assets, net	$789

6. Commitments and Contingencies
Operating Leases
As of December 31, 2017, we leased office space in Argentina, Australia, Canada, Germany, Hong Kong, the Netherlands, Sweden, Singapore, the United Kingdom, and the United States under noncancelable operating leases with various expiration dates through 2027. During the year ended December 31, 2017, we entered into various new office leases, including a new lease agreement to rent additional office space in Buenos Aires, Argentina and a new lease agreement at 77 Maiden Lane, San Francisco, California to expand our corporate headquarters.
We recognize rent expense on a straight-line basis over the noncancelable lease period and record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease period. Rent expense for the years ended December 31, 2017, 2016, and 2015 was $7.6 million, $4.4 million, and $2.9 million, respectively.
Our future minimum lease payments are as follows as of December 31, 2017 (in thousands):

Amount
2018	$9,212
2019	7,585
2020	6,999
2021	5,107
2022	1,546
Thereafter	3,239
Total future minimum lease payments	$33,688
Purchase Obligation
In October 2016, we entered into an addendum to an agreement with our cloud infrastructure provider, AWS, for a two-year period ending in September 2018. In connection with the addendum, we must incur charges of at least $1.4 million each quarter and $9.0 million in each contract year.
Litigation
We are involved from time to time in claims that arise in the normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, we are not currently subject to any proceeding that we believe is required to be accrued for in our consolidated financial position or consolidated results of operations.
Indemnification Arrangements
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities with respect to our products and services and its business. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract.
We include service level commitments to our cloud customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those levels. To date, we have not incurred any material costs as a result of these commitments and we expect the time between any potential claims and issuance of the credits to be short. As a result, we have not accrued any liabilities related to these commitments in our consolidated financial statements.
In addition, we have indemnification agreements with our directors and our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.
7. Stockholders’ Equity
Convertible Preferred Stock

Immediately prior to the completion of the initial public offering, all shares of convertible preferred stock were automatically converted into 86,030,961 shares of common stock on a one to one basis and reclassified as shares of Class B common stock.
Convertible preferred stock as of December 31, 2016 consisted of the following (in thousands, except share and per share amounts):

Convertible Preferred Stock	Date Issued	Original Issue Price	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Net Proceeds after Issuance Costs	Dividend Rate Per Share
Series A	August 2006	$0.23	17,914,408	13,683,099	$3,093	$3,058	$0.02
Series B	May 2007	0.76	16,400,000	16,366,080	12,500	12,420	0.06
Series C	March 2010	0.78	15,484,092	15,484,092	12,000	11,901	0.06
Series D	February 2012	1.58	9,481,804	9,481,804	15,000	14,944	0.13
Series E	February and March 2013	3.12	11,851,905	11,851,905	37,000	36,882	0.25
Series F	March 2014	6.53	7,736,448	7,736,448	50,550	50,415	0.52
Series G	May 2015	11.23	11,427,533	11,427,533	128,300	126,326	0.90
			90,296,190	86,030,961	$258,443	$255,946
Warrants
On March 5, 2008, in conjunction with equipment financing, we issued a warrant in favor of Comerica Bank N.A. In April 2017, we issued and sold to Comerica Bank N.A. an aggregate of 19,640 shares of our Class B common stock upon the net exercise of the warrant with an aggregate exercise price of $15,000.
Common Stock
As of December 31, 2017, there were 84,499,298 shares of Class A common stock and 46,838,469 shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class B common stock will convert to Class A shares upon the date, or happening of an event, specified by affirmative vote of the holders of at least 66-2/3% of then outstanding Class B common stock. All outstanding shares of Class B common stock will automatically convert into Class A common stock on the earlier of (i) the five-year anniversary of the completion of the IPO or (ii) when the outstanding shares of Class B common stock represent less than 15% of our total outstanding capital stock. Once transferred and converted into a share of our Class A common stock, the converted share of our Class B common stock will not be reissued. In addition, following the conversion of all outstanding shares of our Class B common stock into Class A common stock, no further shares of our Class B common stock will be issued.
The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board of Directors from inception through December 31, 2017.

2015 Common Stock Repurchase
In 2015, in connection with the Series G convertible preferred stock financing, we offered to purchase from eligible stockholders shares of our common stock at a specified purchase price, in cash, without interest and less any option exercise price and applicable withholding taxes (the "2015 Common Stock Repurchase"). To participate in the 2015 Common Stock Repurchase, an employee, executive, or member of our Board of Directors must have been with us for a minimum of a year, be a resident of Argentina, Australia, Germany, Singapore, the United Kingdom, or the United States, and hold shares of vested common stock and/or vested options to purchase shares of common stock. An eligible employee who participated in the offer could sell up to 25% of their total vested holdings. An eligible executive who participated in the offer could elect sell up to 20% of their total vested holdings. The agreed upon purchase price was $11.23 per share, which was above the fair value price of $7.14 per share. The total number of repurchased shares was 2,224,222 for a total purchase price of $25 million. The price paid up to the fair value of our common stock of $15.9 million was accounted for as a reduction to equity. The premium that we paid over the fair value of the shares, totaling $9.1 million, was recorded as other compensation expense.
2016 Common Stock Repurchase
In 2016, we exercised our right of first refusal to repurchase 339,285 shares of our common stock from former employees for $3.7 million in cash, which included $0.5 million paid in excess of the fair value. The shares have been retired.
2016 Tender Offer
In July 2016, we announced a tender offer (the "2016 Tender Offer") to our employees, executives, members of the Board of Directors and preferred stockholders whereby eligible participants may sell their shares of our common stock to third party investors. The agreed-upon sale price was $14.18 per share, which was higher than the fair value of our common stock of $9.72 per share. To participate in the 2016 Tender Offer, an employee, executive, or member of the Board of Directors must have been with us for a minimum of a year, be a resident of Argentina, Australia, Germany, Hong Kong, the Netherlands, Singapore, the United Kingdom, or the United States, and hold shares of vested common stock and/or vested options to purchase shares of common stock. Preferred stockholders were also eligible to participate subject to the same criteria with the exception of the one-year service requirement. An eligible employee who participated in the offer could elect to sell up to 25% of their total vested holdings. An eligible executive, other than the Chief Executive Officer (“CEO”) or founder, eligible member of the Board of Directors, or preferred stockholder who participated in the offer could elect to sell up to 20% of their total vested holdings. The CEO or eligible founder could sell up to 10% of their total vested holdings. Any vested stock options or preferred stock sold as part of the 2016 Tender Offer were first exercised or converted into shares of our common stock based on their original terms and the common stock was subsequently sold to the investors. The total number of tendered shares was 4,346,203 for a total purchase price of $61.6 million. The premium that was paid by the third parties over the fair value of the shares, totaling $9.9 million, was recorded as other compensation expense. The excess of the sale price of the converted preferred shares over the fair value of our common stock was $9.4 million and was recorded as a deemed dividend within additional paid-in capital.
Other Compensation Expense
Other compensation expense related to the 2015 Common Stock Repurchase and 2016 Tender Offer was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of subscription and support revenue	$—	$24	$63
Cost of professional services and other revenue	—	108	62
Research and development	—	1,154	1,927
Sales and marketing	—	5,928	3,343
General and administrative	—	2,734	3,696
Total other compensation expense	$—	$9,948	$9,091

8. Stock Compensation Plans
Equity Incentive Plans
In August 2006, we adopted the 2006 Stock Option Plan (the "2006 Plan"), which was subsequently amended. The exercise price per share of the stock options granted under the Plan was equal to the fair value per share of our common stock on the date of grant. The stock options which have been granted under the 2006 Plan expire ten years from the date of grant and generally vest over a period of four years. The 2006 Plan terminated in 2016 and no further equity awards may be granted under the 2006 Plan.
In May 2016, we adopted the 2016 Stock Option Plan (the "2016 Plan"). The exercise price of options granted under the 2016 Plan was equal to the fair value of our common stock on the date of grant. The stock options which have been granted under the 2016 Plan generally expire ten years from the date of grant and generally vest over a period of four years. The 2016 Plan terminated in connection with the initial public offering in 2017 and no further equity awards may be granted under the 2016 Plan.
In March 2017, our Board of Directors adopted and our stockholders approved our 2017 Equity Incentive Plan (the "2017 Plan"). The 2017 Plan became effective on March 15, 2017. Any shares remaining available for issuance under the 2016 Plan were transferred to the 2017 Plan. Our 2017 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. The exercise price of options granted under the 2017 Plan must at least be equal to the fair value of our common stock on the date of grant. The stock options which have been granted under the 2017 Plan generally expire ten years from the date of grant and generally vest over a period of four years. The restricted stock units which have been granted under the 2017 Plan generally vest over a period ranging from two to four- years. The number of shares of our Class A common stock available for issuance under our 2017 Plan will include an annual increase on the first day of each year beginning on January 1, 2018, equal to the least of (a) 15,840,000 shares of our Class A common stock; (b) 5% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of the immediately preceding year; or (c) any other amount determined by our Board of Directors.
As of December 31, 2017 and 2016, 15,233,110 and 3,758,287 shares, respectively, were available for issuance under the applicable incentive stock plan.
Stock Options
A summary of our stock option activity under the 2006 Plan, 2016 Plan, and 2017 Plan is as follows:

		Options Outstanding
	Options Outstanding	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(Per Share)	(Years)	(In thousands)
Balance—December 31, 2016	21,915,624	$4.54	7.85	$158,277
Granted	1,434,985	18.39
Exercised	(2,958,474)	2.75		$51,887
Forfeited and Cancelled	(1,020,911)	6.78
Balance—December 31, 2017	19,371,224	$5.72	7.21	$339,826
Exercisable—December 31, 2017	10,248,754	$3.30	6.25	$204,589
Vested and expected to vest— December 31, 2017	19,371,224	$5.72	7.21	$339,826
The total intrinsic value of options exercised was $51.9 million, $34.2 million, and $20.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.
During the years ended December 31, 2017, 2016, and 2015, we granted to our employees stock options to purchase 1,434,985, 8,772,082, and 6,754,311 shares of common stock, respectively, with a weighted-average grant date fair value of $6.77, $3.05, and $1.89 per share, respectively. The fair value of each option grant was estimated on the date of grant using the following assumptions:

Year Ended December 31,
	2017	2016	2015
Fair value of common stock	$12.53 - 23.73	$7.06 – 11.76	$2.60 – 7.93
Volatility	31.25% - 34.81%	34.75% – 35.86%	35.97% – 46.18%
Risk-free interest rate	1.8% - 2.3%	1.3% – 2.2%	1.4% – 2.0%
Expected term (in years)	5.6 - 6.5	5.9 – 6.2	5.5 – 6.6
Expected dividends	—%	—%	—%
Restricted Stock Units (RSUs):
A summary of our RSU award activity is as follows:

	Number of RSUs outstanding	Remaining Contractual Term	Aggregate Intrinsic Value
		(Years)	(In thousands)
Balance—December 31, 2016	—
Granted	3,372,368
Vested and Released	(70,617)
Forfeited	(59,141)
Balance—December 31, 2017	3,242,610	3.37	$75,423
Expected to vest — December 31, 2017	3,242,610	3.37	$75,423
During the year ended December 31, 2017, we granted to our employees RSUs with a weighted-average grant date fair value of $21.81 per share.We did not grant any RSUs during the years ended December 31, 2016 and 2015. The total fair value of RSUs that vested during the year ended December 31, 2017 was $1.5 million.
Employee Stock Purchase Plan (ESPP)
In March 2017, our Board of Directors adopted and our stockholders approved our 2017 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on March 17, 2017, the first trading day after the date our registration statement was declared effective by the SEC. The ESPP provides for 24-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 10 and November 10 (the enrollment date) of each year, except for the first offering period, which commenced on April 1, 2017 and will end on the first trading day on or after May 10, 2019. Each offering period is comprised of four purchase periods of approximately six months in length.
The ESPP permits participants to purchase shares of our Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 5,000 shares of our Class A common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of our Class A common stock at the end of each six-month purchase period (the purchase date). The purchase price of the shares will be 85% of the lower of the fair market value of our Class A common stock as of the enrollment date or the purchase date. If the fair market value of our Class A common stock on the purchase date is less than the fair value on the enrollment date, participants will automatically be withdrawn from the current offering period following their purchase of shares and will be re-enrolled in a new offering period.
The number of shares of our Class A common stock available for sale under the ESPP will include an annual increase on the first day of each fiscal year beginning in fiscal 2018, equal to the least of (a) 5,070,000 shares of our Class A common stock; (b) 2% of the outstanding shares of our Class A common stock and Class B common stock as of the last day of the immediately preceding year; or (c) such other amount as our Board of Directors may determine. As of December 31, 2017, 2,187,422 shares of our Class A common stock were available to be issued under the ESPP.
Participation in the ESPP began on April 1, 2017. During the year ended December 31, 2017, a total of 352,578 shares were purchased at an average per share price of $14.45.

The weighted-average fair value per share of employee stock purchase rights granted during the year ended December 31, 2017 was $10.19, and was estimated on the grant date using the Black-Scholes option valuation model based on the following assumptions: 30.41% - 37.77% volatility, 0.94% - 1.66% risk-free interest rate, 0.50 - 2.10 years expected term and 0% dividend yield.
Stock-based Compensation Expense
Stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of subscription and support revenue	$945	$231	$83
Cost of professional services and other revenue	3,442	567	262
Research and development	6,994	1,677	579
Sales and marketing	12,646	2,691	1,548
General and administrative	4,043	1,386	846
Total stock-based compensation expense	$28,070	$6,552	$3,318
As of December 31, 2017, there was $90.7 million of total unrecognized compensation cost related to nonvested options and RSUs that are expected to vest. The cost is expected to be recognized over a weighted average period of 3.2 years. As of December 31, 2017, total unrecognized compensation cost related to the ESPP was $6.6 million, which will be amortized over a weighted-average period of 1.0 years.
9. Geographic Information
Revenue by country from customers, based on the customer’s shipping address at the time of sale, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$182,321	$116,193	$69,139
United Kingdom	38,481	25,439	13,808
Others	75,654	46,115	27,305
Total revenue	$296,456	$187,747	$110,252
Long-lived assets by country were as follows (in thousands):

	December 31,
	2017	2016
United States	$4,923	$4,974
Argentina	1,935	1,784
Others	1,536	1,057
Total long-lived assets	$8,394	$7,815
10. Income Taxes
The provision for income taxes for the years ended December 31, 2017, 2016, and 2015 is related to the profits generated in certain foreign jurisdictions by our consolidated subsidiaries.
The following table presents loss before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(58,569)	$(41,915)	$(67,484)
Foreign	(19,758)	(6,345)	2,907
Total loss before provision for income taxes	$(78,327)	$(48,260)	$(64,577)
The provision for income taxes consisted of (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	99	14	20
Foreign	2,288	1,410	834
Total current tax expense	2,387	1,424	854
Deferred:
Federal	(39)	14	14
State	2	2	1
Foreign	(697)	(101)	(7)
Total deferred tax expense (benefit)	(734)	(85)	8
Total provision for income taxes	$1,653	$1,339	$862
The differences in the total provision for (benefit from) income taxes that would result from applying the 34% federal statutory income tax rate to loss before provision for (benefit from) income taxes and the reported provision for (benefit from) income tax were as follows:

	Year Ended December 31,
	2017	2016	2015
Tax provision (benefit) at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	0.10	0.02	0.02
Foreign income and withholding taxes	10.59	7.17	(0.31)
Change in valuation allowance	(8.21)	24.18	1.88
Gain from intercompany sale of intellectual property	—	—	15.80
Uncertain tax positions	0.40	0.87	17.46
Stock-based compensation expense	(3.04)	6.18	0.96
Impact of US Tax Reform	37.51	—	—
Other	(1.24)	(1.65)	(0.48)
Provision for income taxes	2.11%	2.77%	1.33%

The tax effects of temporary differences that give rise to significant components of our deferred tax assets consist of (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accruals and reserves	$2,353	$1,825
Deferred revenue	1,411	1,408
Net operating loss	50,679	48,759
Depreciation and amortization	542	468
Research and development credits and other credits	6,325	4,367
Stock-based compensation	3,381	1,170
Others	33	22
Gross deferred tax assets	64,724	58,019
Less valuation allowance	(63,673)	(57,750)
Total deferred tax assets	1,051	269
Deferred tax liabilities:
Goodwill	(44)	(51)
Gross deferred tax liabilities	(44)	(51)
Net deferred tax assets	$1,007	$218
In assessing the realizability of deferred tax assets, we evaluate all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. We believe it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against our U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $5.9 million and $3.5 million, respectively.
As of December 31, 2017, we had NOL carryforwards for Federal, California and other state income tax purposes of approximately $231.8 million, $63.1 million, and $88.8 million, respectively, which will begin to expire in the year 2026, 2028, and 2025, respectively, if not utilized. As of December 31, 2016, we had net operating loss (NOL) carryforwards for Federal, California and other state income tax purposes of approximately $181.9 million, $56.9 million and $59.0 million, respectively.
As of December 31, 2017, we had Federal and California research credit carryforward of approximately $4.6 million and $3.9 million, respectively. The Federal research credits will begin to expire in 2030 while the California research credits have no expiration date. In addition, we have California enterprise zone credits of approximately $0.7 million, which begin to expire in the year 2023 if not utilized.
Generally, utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382, which discusses limitations on NOL carryforwards and certain built-in losses following ownership changes, and Section 383, which discusses, special limitations on certain excess credits, etc., of the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. Accordingly, our ability to utilize NOL carryforwards may be limited as the result of such an “ownership change”. A formal Section 382 study was performed through October 31, 2015 and concluded that we have undergone two “ownership changes” on August 8, 2006 and March 23, 2010, which resulted in the loss of $0.3 million Federal and $0.3 million California NOL, respectively, before their expiration due to the limitation, which have not been included in the above NOL carryover. A formal Section 382 study was performed through November 30, 2017 and concluded that we did not experience an "ownership change" between November 1, 2015 through November 30, 2017.
On December 22, 2017, the Tax Cuts and Jobs Acts ("the Act") was enacted into law. The new tax legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21%, effective January 1, 2018, as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Additionally, the Act introduced a territorial-style system for taxing foreign source income of domestic multinational corporations. We have analyzed the potential impacts of the Act and due to the federal rate reduction we are expecting a reduction in our federal deferred tax assets by $29.4 million with an offset to our valuation allowance, which has been reflected in our financial statements for the year ended December 31, 2017. Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have recognized the tax impacts related to the revaluation of deferred tax assets, offset by the valuation allowance, and included these amounts in our consolidated financial statements for the year ended December 31, 2017, as the information related to the change in tax rate was readily available and analyzed as of year-end.
We continue to evaluate the impacts of the Act as we interpret the legislation, including the newly enacted global intangible low-taxed income ("GILTI") provisions which, effective in 2018, may subject our foreign earnings in the future to a minimum level of tax.  Recent FASB guidance indicates that an accounting policy election can allow accounting for GILTI either as part of deferred taxes or as a period cost.  Because of the complexities of the new legislation, we have not elected an accounting policy for GILTI at this time.
We have not provided U.S. income taxes for the unremitted earnings of foreign subsidiaries because such earnings are intended to be indefinitely reinvested in the foreign jurisdictions. As of December 31, 2017, we have unremitted earnings from our foreign subsidiaries of $1.0 million. Furthermore, as a result of the Act, we have accumulated deficits such that no US tax is expected to be due upon newly enacted IRC 965. Lastly, given the move to a territorial system beginning in 2018, the Act includes two new U.S. base erosion provisions, GILTI provisions and the base-erosion and anti-abuse tax ("BEAT") provisions. We are not subject to BEAT as we are below the applicable revenue threshold requirement and we do not believe GILTI applies as of December 31, 2017 given our foreign subsidiaries sum to a net loss.
We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. We use a two-step approach to recognize and measure uncertain tax positions. During the year ended December 31, 2017, we recorded a tax reserve of $0.6 million as a reduction of the net operating loss and research credit carryover.
The following table summarizes the activity related to our unrecognized benefits (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$13,647	$12,603
Increases/(Decreases) related to tax positions taken during a prior year	(78)	531
Increases related to tax positions taken during the current year	655	513
Decreases related to change in US tax rate	$(4,251)	$—
Ending balance	$9,973	$13,647
At December 31, 2017, the unrecognized tax benefits for uncertain tax positions were offset against the deferred tax assets and would not affect the income tax rate if recognized due to our being in a valuation allowance position. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. We did not accrue any interest or penalties for the years ended December 31, 2017 and 2016. We do not have any tax positions for interest or penalties for the years ended December 31, 2017, 2016, and 2015. We do not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2017.
We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our NOL carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2012 through 2017 tax years remain subject to examination by their respective tax authorities.

11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(79,980)	$(49,599)	$(65,439)
Deemed dividend to preferred stockholders from the 2016 Tender Offer	—	(9,436)	—
Net loss attributable to common stockholders	$(79,980)	$(59,035)	$(65,439)
Denominator:
Weighted-average shares used in computing net loss attributable to common stockholders, basic and diluted	106,742,923	21,623,610	18,324,048
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(2.73)	$(3.57)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	As of December 31,
	2017	2016	2015
Convertible preferred stock on an as-if converted basis	—	86,030,961	90,262,270
Stock options to purchase common stock	19,371,224	21,915,624	19,090,117
RSUs issued and outstanding	3,242,610	—	—
Common stock reserved for issuance under 2017 ESPP	1,150,455	—	—
Convertible preferred stock warrants	—	19,640	19,640
Total	23,764,289	107,966,225	109,372,027
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.
Code of Business Conduct and Ethics
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.
Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
For the fiscal years ended December 31, 2017 and 2016, audit fees paid to KPMG LLP for professional audit services rendered to us were $1.4 million and $2.2 million, respectively. Audit fees include fees for (a) professional services rendered for the annual audit of the 2017 and 2016 consolidated financial statements, (b) review of the interim consolidated financial statements and (c) services that are typically provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements. No audit related, tax, or other services were rendered to us by KPMG LLP for the fiscal years ended December 31, 2017 and 2016.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K are as follows:

1.
Consolidated Financial Statements: Our Consolidated Financial Statements are incorporated by reference to the section titled “Index to Consolidated Financial Statements” Under Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules: Financial statement schedules not listed have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with Annual Report on Form 10-K.
Item 16. 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38031	3.1	5/10/2017
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-216130	3.4	3/6/2017
4.1	Form of common stock certificate of the Registrant	S-1/A	333-216130	4.1	3/6/2017
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-216130	10.1	2/17/2017
10.2	MuleSoft, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-216130	10.2	3/6/2017
10.3*	Amended and Restated MuleSoft, Inc. 2017 Employee Stock Purchase Plan and related form agreements.
10.4	MuleSoft, Inc. Executive Incentive Compensation Plan.	S-1	333-216130	10.6	2/17/2017
10.5	MuleSoft, Inc. Severance Policy.	S-1	333-216130	10.7	2/17/2017
10.6	Offer Letter between the Registrant and Greg Schott, dated as of February 17, 2017.	S-1	333-216130	10.8	2/17/2017
10.7	Offer Letter between the Registrant and Mark Dao, dated as of February 17, 2017.	S-1	333-216130	10.9	2/17/2017
10.8	Offer Letter between the Registrant and Rob Horton, dated as of February 17, 2017.	S-1	333-216130	10.10	2/17/2017
10.9	Offer Letter between the Registrant and Matt Langdon, dated as of February 17, 2017.	S-1	333-216130	10.11	2/17/2017
10.10	Offer Letter between the Registrant and Simon Parmett, dated as of February 17, 2017.	S-1	333-216130	10.12	2/17/2017
10.11	Sixth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of May 13, 2015.	S-1	333-216130	10.16	2/17/2017

10.12	Lease between G&G Partners, L.P. and the Registrant, dated as of March 13, 2012, as amended.	S-1	333-216130	10.18	2/17/2017
10.13	Lease Agreement between Landmark Investors S.R.L and MuleSoft Argentina S.R.L., dated as of August 1, 2016, as amended.	S-1	333-216130	10.19	2/17/2017
10.14	MuleSoft, Inc. Outside Director Compensation Policy.	S-1/A	333-216130	10.20	3/6/2017
21.1*	List of significant subsidiaries of the Registrant
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MuleSoft, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 22, 2018

MULESOFT, INC.
By:	/s/ Greg Schott
Greg Schott
Chairman and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greg Schott, Matt Langdon, and Rob Horton, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Greg Schott	Chairman and Chief Executive Officer	February 22, 2018
Greg Schott	(Principal Executive Officer)

/s/ Matt Langdon	Chief Financial Officer	February 22, 2018
Matt Langdon	(Principal Accounting and Financial Officer)

/s/ Mark Burton	Director	February 22, 2018
Mark Burton

/s/ Michael Capellas	Director	February 22, 2018
Michael Capellas

/s/ Steven Collins	Director	February 22, 2018
Steven Collins

/s/ Gary Little	Director	February 22, 2018
Gary Little

/s/ Ravi Mhatre	Director	February 22, 2018
Ravi Mhatre

/s/ Marcus Ryu	Director	February 22, 2018
Marcus Ryu

/s/ Yvonne Wassenaar	Director	February 22, 2018
Yvonne Wassenaar

/s/ Ann Winblad	Director	February 22, 2018
Ann Winblad