Form 10-K/A
period 2017-12-31
MULESOFT, INC
filed 2018-04-23
CIK 1374684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-38031

MuleSoft, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-5158650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

77 Geary Street, Suite 400, San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 229-2009

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $0.000025 par value per share; Class A common stock traded on the New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

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

As of March 28, 2018, the number of outstanding shares of the Registrant’s Class A common stock was 94,416,981 and the number of outstanding shares of the Registrant’s Class B common stock was 39,145,184.

EXPLANATORY NOTE

MuleSoft, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of March 28, 2018:

Name	Age	Position(s)
Executive Officers:
Greg Schott	53	Chief Executive Officer and Director
Mark Dao	45	Chief Product Officer
Rob Horton	46	Senior Vice President, Corporate Development and General Counsel
Matt Langdon	45	Chief Financial Officer
Simon Parmett	53	President, Field Operations
Non-Employee Directors:
Mark Burton (2)	60	Director
Michael Capellas(2)(3)	63	Director
Steven Collins(1)(3)	53	Director
Gary Little(2)	59	Director
Ravi Mhatre(1)(3)	51	Director
Marcus Ryu (2)	44	Director
Yvonne Wassenaar (1)	49	Director
Ann Winblad (1)(3)	67	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee

Greg Schott has served as our Chief Executive Officer since February 2009 and as a member of our board of directors since March 2009. Mr. Schott served as our President from March 2009 to November 2016. Mr. Schott holds a B.S. in Mechanical Engineering from North Carolina State University and an M.B.A. from Stanford University.

Mr. Schott was selected to serve on our board of directors because of the perspective and experience he provides as our Chief Executive Officer, as well as his experience with technology companies.

Mark Dao has served as our Chief Product Officer since January 2016. From May 2011 to January 2016, Mr. Dao served as Senior Vice President, Engineering at Ariba Inc., or Ariba, a provider of cloud-based collaborative commerce applications that was acquired in October 2012 by SAP SE, an enterprise-applications software company. From October 2008 to May 2011, Mr. Dao served as Senior Director Network Engineering at Ariba. Mr. Dao holds a B.S. in Electrical Engineering from Cornell University and an M.S. in Computer Science from Stanford University.

Rob Horton has served as our Senior Vice President since November 2015 and as our General Counsel since August 2013. From February 2012 to July 2013, Mr. Horton served as General Counsel at Infoblox Inc., a computer networking company. From February 2005 to January 2012, Mr. Horton served as Senior Vice President and General Counsel at BigBand Networks, Inc., a video networking technology provider. Mr. Horton holds a B.A. in History from the University of Notre Dame and a J.D. from Northwestern University.

Matt Langdon has served as our Chief Financial Officer since June 2014. From June 2013 to May 2014, Mr. Langdon served as Chief Financial Officer of TIBCO Software Inc., a provider of infrastructure and business intelligence software. From November 2012 to June 2013, Mr. Langdon served as Senior Vice President, Strategic Operations of TIBCO. From January 2008 to November 2012, Mr. Langdon served as Vice President, Corporate Development and Investor Relations of TIBCO. Mr. Langdon holds a B.A. in Business Administration from the University of Michigan and an M.B.A. from Northwestern University.

Simon Parmett has served as our President, Field Operations since November 2016. Mr. Parmett served as our Senior Vice President, Global Field Operations from March 2011 to November 2016. Mr. Parmett previously served as General Manager of the APAC PLM Business Unit at Oracle Corporation, a global computer technology company. Mr. Parmett holds a B.A. in Economics from the University of Pennsylvania and an M.B.A. from Dartmouth College.

Non-Employee Directors

Mark Burton has served on our board of directors since January 2009. Over the past nine years, Mr. Burton has served as an independent director and advisor for several other privately held software companies. From October 2016 to February 2017, Mr. Burton served as Executive Chairman of Datameer Inc., a big data analytics company. From February 2009 to October 2015, Mr. Burton served as Executive Chairman at Zend Technologies Ltd., an internet infrastructure software company that was acquired by Rogue Wave Software, Inc., a software development company, in October 2015. Mr. Burton holds a B.S. in Business Administration with a Concentration in Finance from San Jose State University.

Mr. Burton was selected to serve on our board of directors because of his experience as an advisor to technology companies.

Michael Capellas has served on our board of directors since June 2015. Since November 2012, Mr. Capellas has served as the founder and Chief Executive Officer of Capellas Strategic Partners, a strategic technology advisory firm. Mr. Capellas served as Chairman of the board of directors from January 2011 to November 2012, and as Chief Executive Officer from May 2010 to September 2011, of VCE Company, LLC, a joint venture formed between Cisco Systems, Inc., or Cisco, a networking equipment company, and EMC Corporation, a computer data storage company. Mr. Capellas currently serves on the boards of directors of Cisco and Flextronics International Ltd., an international supply chain solutions company. Mr. Capellas holds a B.A. in Business Administration from Kent State University.

Mr. Capellas was selected to serve on our board of directors because of his experience in executive roles and his background of leading global organizations in the technology industry.

Steven Collins has served on our board of directors since July 2014. From June 2011 to February 2014, Mr. Collins served as the Executive Vice President and Chief Financial Officer of ExactTarget, Inc., a cross-channel digital marketing company that was acquired by salesforce.com, inc., a cloud computing company, in July 2013. He previously served as the Chief Financial Officer of NAVTEQ Corporation, a digital mapping company. Mr. Collins currently serves on the boards of directors of Shopify Inc., an e-commerce software company, and Instructure, Inc., a learning management software company. Mr. Collins holds a B.S. in Industrial Engineering from Iowa State University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Collins is a Certified Public Accountant.

Mr. Collins was selected to serve on our board of directors because of his software industry experience, including his experience in finance.

Gary Little has served on our board of directors since August 2006. Since 1997, Mr. Little has served as a Partner of Morgenthaler Ventures, a venture capital fund. Since September 2013, Mr. Little has also served as a General Partner of Canvas Ventures, an early-stage venture capital fund. Mr. Little currently serves on the boards of directors of a number of privately held companies. Mr. Little holds a B.S. in Electrical Engineering from the University of California, Los Angeles and an M.B.A. from Harvard University.

Mr. Little was selected to serve on our board of directors because of his business and venture capital expertise and extensive experience serving on the boards of directors of technology companies.

Ravi Mhatre has served on our board of directors since May 2007. Mr. Mhatre co-founded Lightspeed Venture Partners, a global technology venture capital firm, and has served as managing director of Lightspeed Venture Partners since August 1999. Mr. Mhatre currently serves on the boards of directors of Nutanix, Inc., an enterprise cloud platform company, and a number of privately held companies. Mr. Mhatre holds a B.A. in Economics, a B.S. in Electrical Engineering, and an M.B.A. from Stanford University.

Mr. Mhatre was selected to serve on our board of directors because of his significant corporate finance and business expertise and his experience serving on the boards of directors of various technology companies.

Marcus Ryu has served on our board of directors since December 2017. Mr. Ryu co-founded Guidewire Software, Inc., a software provider for property and casualty insurance carriers, and has served as its President and Chief Executive Officer since August 2010. He currently serves as a director of Guidewire and previously served as a director of Opower, Inc., a provider of customer engagement solutions for the utility industry, from August 2013 until its acquisition by Oracle, Inc. in June 2016. Mr. Ryu holds an A.B. in economics from Princeton University and a BPhil from New College, Oxford University.

Mr. Ryu was selected to serve on our board of directors because of his public company leadership and corporate governance experience.

Yvonne Wassenaar has served on our board of directors since December 2017. Ms. Wassenaar has served as the Chief Executive Officer and a director of Airware, Inc., an enterprise drone analytics company since June 2017. From August 2014 until May 2017, Ms. Wassenaar served in various executive roles at New Relic, Inc., a software analytics company, most recently as Chief Information Officer. From May 2010 to July 2014, Ms. Wassenaar was with VMware, Inc., a subsidiary of Dell Technologies that provides cloud computing and platform virtualization software and services, where she served as Vice President to the Office of CXO from March 2013 to July 2014 and as Vice President, Global Solutions & Enablement from May 2010 to February 2013. She currently serves as a director of Forrester Research, Inc., a market research company. Ms. Wassenaar holds a B.A. in Economics from the University of California, Los Angeles and an M.B.A. from the University of California, Los Angeles—The Anderson School of Management.

Ms. Wassenaar was selected to serve on our board of directors because of her extensive experience with technology companies.

Ann Winblad has served as a member of our board of directors since September 2006. Ms. Winblad co-founded Hummer Winblad Venture Partners, a venture capital fund focused on software investing, and has served as its Managing Director since

September 1989. Ms. Winblad currently serves on the boards of directors of a number of privately held companies. Ms. Winblad holds a B.A. in Mathematics and Business Administration from the College of St. Catherine, now known as St. Catherine University, and an M.A. in Education with a focus on International Economics from the University of St. Thomas.

Ms. Winblad was selected to serve on our board of directors because of her extensive experience serving on the boards of directors of software companies and her venture capital expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our executive officers, directors and 10% stockholders file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% holders of our common stock are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations of our executive officers, directors and 10% holders, we believe that during our fiscal year ended December 31, 2017, all Section 16(a) filing requirements were satisfied on a timely basis except for a Form 3 filed by Bain Capital Public Equity Management, LLC, Brookside Capital Partners Fund, L.P. and Brookside Capital Trading Fund, L.P. (collectively the “Bain Capital Joint Filers”) with the SEC on March 30, 2017, as amended on March 31, 2017 and a Form 4 for the Bain Capital Joint Filers filed with the SEC on March 30, 2017, as amended on March 31, 2017.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted corporate governance guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our corporate governance guidelines and our code of business conduct and ethics is posted on the Governance portion of our website at http://investors.mulesoft.com. We will post amendments to our code of business conduct and ethics or waivers of our code of business conduct and ethics for directors and executive officers on the same website.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. The number of directors is fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Our board of directors consists of nine directors, eight of whom qualify as “independent” under the New York Stock Exchange listing standards.

In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, our board of directors is divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

•	the Class I directors are Messrs. Little, Ryu and Schott and Ms. Winblad, and their terms expire at the annual meeting of stockholders to be held in 2018;

•	the Class II directors are Messrs. Capellas and Mhatre and Ms. Wassenaar, and their terms expire at the annual meeting of stockholders to be held in 2019; and

•	the Class III directors are Messrs. Burton and Collins, and their terms expire at the annual meeting of stockholders to be held in 2020.

Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Director Independence

Our Class A common stock is listed on the New York Stock Exchange. Under the listing standards of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s Board of Directors. In addition, the listing standards of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the listing standards of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of the New York Stock Exchange. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing standards of the New York Stock Exchange.

Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Burton, Capellas, Collins, Little, Mhatre and Ryu and Mses. Wassenaar and Winblad do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of the New York Stock Exchange. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Related Person Transactions.”

Board Leadership Structure

Greg Schott currently serves as both Chairman of our board of directors and as our Chief Executive Officer. Our independent directors bring experience, oversight and expertise from outside of our Company, while Mr. Schott brings company-specific experience and expertise. We believe that the structure of our board of directors and its committees provides effective independent oversight of management while Mr. Schott’s combined role enables strong leadership, creates clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.

Lead Independent Director

Our board of directors has adopted corporate governance guidelines that provide that one of our independent directors should serve as our Lead Independent Director at any time when our Chief Executive Officer serves as the Chairman of our board of directors or if the Chairman is not otherwise independent. Because Mr. Schott is our Chairman and is not an “independent” director as defined in the listing standards of the New York Stock Exchange, our Board of Directors has appointed Michael Capellas to serve as our Lead Independent Director. As Lead Independent Director, Mr. Capellas presides over periodic meetings of our independent directors, serve as a liaison between our Chairman and our independent directors and perform such additional duties as our board of directors may otherwise determine and delegate.

Board Meetings and Committees

During our fiscal year ended December 31, 2017, the board of directors held eight meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

We encourage, but do not require, members of our board of directors to attend our annual meetings of stockholders.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Messrs. Collins and Mhatre and Mses. Wassenaar and Winblad, with Mr. Collins serving as the chair. Each member of our audit committee meets the requirements for independence for audit committee members under the listing standards of the New York Stock Exchange and SEC rules and regulations. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of the New York Stock Exchange. In addition, our board of directors has determined that Mr. Collins is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”) and satisfies the financial expertise requirements under the listing standards of the New York Stock Exchange. Our audit committee is, among other things, responsible for the following:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions; and

•	approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. A copy of the charter of our audit committee is available on our website at http://investors.mulesoft.com. During our fiscal year ended December 31, 2017, our audit committee held 11 meetings.

Compensation Committee

Our compensation committee consists of Messrs. Burton, Capellas, Little and Ryu, with Mr. Capellas serving as the chair. Each member of our compensation committee meets the requirements for independence for compensation committee members under the listing standards of the New York Stock Exchange and SEC rules and regulations, including Rule 10C-1 under the Exchange Act. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code (the “Code”). Our compensation committee is, among other things, responsible for the following:

•	reviewing, approving and determining, or making recommendations to our board of directors regarding, the compensation of our executive officers;

•	administering our equity compensation plans;

•	reviewing, approving and making recommendations to our board of directors regarding incentive compensation and equity compensation plans; and

•	establishing and reviewing general policies relating to compensation and benefits of our employees.

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. A copy of the charter of our compensation committee is available on our website at http:// investors.mulesoft.com. During our fiscal year ended December 31, 2017, our compensation committee held nine meetings.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Capellas, Collins and Mhatre and Ms. Winblad, with Mr. Mhatre serving as the chair. Each member of our nominating and corporate governance committee meets the requirements for independence under the listing standards of the New York Stock Exchange and SEC rules and regulations. Our nominating and corporate governance committee is, among other things, responsible for:

•	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

•	evaluating the performance of our board of directors and of individual directors;

•	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting; and

•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matter.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the New York Stock Exchange. A copy of the charter of our nominating and corporate governance committee is available on our website at http:// investors.mulesoft.com. During our fiscal year ended December 31, 2017, our nominating and corporate governance committee held six meetings.

Process for Recommending Candidates to the Board of Directors

Under our amended and restated bylaws, stockholders may also nominate persons for our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and should be sent in writing to our General Counsel or our Legal Department at MuleSoft, Inc., 77 Geary Street, Suite 400, San Francisco, California 94108.

Director Compensation

In connection with our initial public offering in 2017, our board of directors adopted our Outside Director Compensation Policy. Members of the board of directors who are not our employees are eligible to receive compensation under our Outside Director Compensation Policy. Our Outside Director Compensation Policy became effective on March 16, 2017. The Outside Director Compensation Policy is summarized below.

Equity Compensation

•

Initial Award. Each person who first becomes a non-employee director after March 16, 2017 and following the first annual meeting of our stockholders, or annual meeting, will be granted a restricted stock unit award, or the Initial Award, which grant will be effective on the date on which such individual first becomes a non-employee director, whether through election by our stockholders or appointment by our board of directors to fill a vacancy, having a value (as described below) of $175,000 multiplied by a fraction, the numerator of which is (a) 12 minus (b) the number of full months between the date of our last annual meeting and the date the individual becomes a non-employee director, and the denominator of which is 12 (with the result rounded down to the nearest whole share). A director who is an employee who ceases to be an employee, but who remains as a director, will not receive an Initial Award.

•	Annual RSU Award. On the date of each annual meeting beginning with the first annual meeting following March 16, 2017, each non-employee director automatically will be granted a restricted stock unit award having a value (as described below) equal to $175,000 (rounded down to the nearest whole share), or the Annual Award; provided that any non-employee director who is not continuing as a director following the applicable annual meeting will not receive an Annual Award with respect to such annual meeting.

Notwithstanding the foregoing, for each non-employee director who holds equity awards granted prior to March 16, 2017, or Pre-IPO Awards, that remain unvested on the annual meeting date, the value of the Annual Award granted to such non-employee director with respect to the annual meeting will be calculated by subtracting the Pre-IPO Award Value from $175,000. If the Pre-IPO Award Value is equal to or greater than $175,000, the non-employee director will not receive an Annual Award with respect to such annual meeting. For purposes of our Outside Director Compensation Policy, Pre-IPO Award Value means the intrinsic value of shares subject to a Pre-IPO Award that are scheduled to vest during the 12-month period following the date of the annual meeting at which the Annual Award is to be granted, or the Vesting Shares, with such intrinsic value equal to the difference between the value of the Vesting Shares less the applicable exercise price of the Vesting Shares, if any. The value of the Vesting Shares will equal the average fair market value (as defined in our 2017 Equity Incentive Plan (the “2017 Plan”)) of one share of our Class A common stock for market trading days that occur in the completed calendar month immediately prior to the calendar month in which the annual meeting occurs.

•	For purposes of our Outside Director Compensation Policy, value will equal the product of (i) the average fair market value of one share of our Class A common stock for the market trading days that occur in the completed calendar month immediately prior to the calendar month in which the grant date of the award occurs and (ii) the aggregate number of shares of our Class A common stock subject to the award, as applicable.

•	Subject to the terms of the Outside Director Compensation Policy, each Initial Award and Annual Award will vest as to 100% of the shares subject thereto upon the earlier of the one-year anniversary of the grant date or the day prior to our next annual meeting occurring after the grant date, subject to the individual’s continued service as a director through the applicable vesting date.

•	In the event of a change in control (as defined in our 2017 Plan), each Initial Award or Annual Award will fully vest, provided that the non-employee director continues to serve as a director through such date.

Non-employee directors also are eligible to receive all types of equity awards (except incentive stock options) under our 2017 Plan (or the applicable equity plan in place at the time of grant), including discretionary awards not covered under our Outside Director Compensation Policy.

Cash Compensation

Each year, each outside director will be eligible to receive a cash retainer of $30,000 for serving on our board of directors. In addition, each year, outside directors will also be eligible to receive the following cash fees for service on the committees of our board of directors:

Committee	Committee Member Annual Retainer	Committee Chair Annual Retainer
Audit Committee	$8,000	$20,000
Compensation Committee	$5,000	$12,000
Nominating and Corporate Governance Committee	$4,000	$7,500

In addition, each year our Lead Independent Director will be eligible to receive $15,000 (in cash or equity) for service as our Lead Independent Director.

Compensation for Fiscal Year 2017

The following table provides information regarding the total compensation that was earned by each of our non-employee directors in our fiscal year ended December 31, 2017.

Director	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Total($)
Mark Burton (2)	35,000	—	35,000
Michael Capellas (3)	57,440	—	57,440
Steven Collins (4)	50,440	—	50,440
Gary Little	41,231	—	41,231
Ravi Mhatre	38,379	—	38,379
Marcus Ryu (5)	2,500	80,112	82,612
Yvonne Wassenaar (6)	2,714	80,112	82,826
Ann Winblad	42,000	—	42,000

(1)	The amounts reported represent the aggregate grant-date fair value of the restricted stock units awarded to the director, calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. The assumptions used in calculating the grant-date fair value of the restricted stock units reported in this column are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K, as filed with the SEC on February 22, 2018.
(2)	As of December 31, 2017, Mr. Burton held options to purchase a total of 317,767 shares of our Class B common stock, which consisted of: (i) options to purchase 282,767 shares which are fully vested; (ii) an option to purchase 10,000 shares, which vest in 48 equal monthly installments beginning on March 3, 2015, subject to his continued service; and (iii) an option to purchase 25,000 shares which vest in 48 equal monthly installments beginning on August 1, 2016, subject to his continued service.
(3)	As of December 31, 2017, Mr. Capellas held an option to purchase a total of 141,542 shares of our Class B common stock pursuant to which 25% of the shares vested on June 3, 2016, and 1/48 of the shares vest monthly thereafter, subject to his continued service.
(4)	As of December 31, 2017, Mr. Collins held an option to purchase a total of 141,542 shares of our Class B common stock pursuant to which 25% of the shares vested on July 15, 2015, and 1/48 of the shares vest monthly thereafter, subject to his continued service.

(5)	As of December 31, 2017, Mr. Ryu held 3,786 RSUs to be settled in shares of our Class A common stock. The RSUs vest on the earlier of December 5, 2018 or the day prior to our next annual meeting of stockholders, subject to his continued service.
(6)	As of December 31, 2017, Ms. Wassenaar held 3,786 RSUs to be settled in shares of our Class A common stock. The RSUs vest on the earlier of December 5, 2018 or the day prior to our next annual meeting of stockholders, subject to her continued service.

Our directors who are also our employees receive no additional compensation for their service as directors. During our fiscal year ended December 31, 2017, Mr. Schott was an employee. See the section titled “Executive Compensation” for additional information about the compensation paid to Mr. Schott.

Item 11.	Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2017 are:

•	Gregory Schott, our Chief Executive Officer;

•	Simon Parmett, our President, Field Operations; and

•	Rob Horton, our Senior Vice President, Corporate Development and General Counsel.

Summary Compensation Table

The following table provides information regarding the compensation of our Named Executive Officers during the fiscal year ended December 31, 2017.

Name and Principal Position	Fiscal Year	Salary($)	Stock Awards($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compensation ($)		Total ($)
Greg Schott	2017	350,000	—	—	107,200		457,200
Chief Executive Officer	2016	350,000	—	—	106,875		456,875
Simon Parmett	2017	300,000	1,899,773	1,947,531	284,604	(2)	4,431,908
President, Field Operations	2016	300,000	—	1,435,224	278,722		2,013,948
Rob Horton(3)	2017	287,500	556,872	570,886	65,437		1,480,695
Senior Vice President, Corporate
Development and General Counsel

(1)	The amounts reported represent the grant date fair value of the awards granted to the named executive officers during fiscal 2017 and fiscal 2016 as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K, as filed with the SEC on February 22, 2018.
(2)	The amount disclosed represents commissions paid to Mr. Parmett in fiscal 2017 pursuant to his commission program.
(3)	In fiscal year ended December 31, 2016, Mr. Horton was an executive officer but not a named executive officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers at December 31, 2017.

	Option Awards							Stock Awards
		Number of Securities Underlying Unexercised Options				Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)
Name	Grant Date	Exercisable (#)		Unexercisable (#)
Greg Schott	9/13/2012	443,408	(2)	—		0.2625	9/13/2022	—		—
	12/24/2013	473,751	(2)	—		0.68	12/24/2023	—		—
	2/3/2015	665,000		855,000	(3)	2.60	2/3/2025	—		—
Simon Parmett	3/20/2013	251,200	(2)	—		0.68	3/20/2023	—		—
	2/3/2015	73,750		106,250	(4)	2.60	2/3/2025	—		—
	6/16/2016	58,333		226,042	(5)	7.28	6/16/2026	—		—
	6/16/2016	88,540		161,460	(6)	7.28	6/16/2026	—		—
	12/20/2017	—		58,250	(7)	21.95	12/20/2027	21,640	(8)	503,346
	12/20/2017	—		174,750	(9)	21.95	12/20/2027	64,910	(10)	1,509,807
Rob Horton	8/29/2013	76,622	(2)	—		0.68	8/29/2023	—		—
	2/3/2015	12,500		14,584	(11)	2.60	2/3/2025	—		—
	6/16/2016	17,708		32,292	(6)	7.28	6/16/2026	—		—
	6/16/2016	25,000		200,000	(12)	7.28	6/16/2026	—		—
	12/20/2017	—		68,300	(13)	21.95	12/20/2027	25,370	(14)	590,106

(1)	This column represents the market value of the shares underlying the restricted stock units as of December 31, 2017, based on the closing price of our Class A common stock, as reported on the New York Stock Exchange, of $23.26 per share on December 29, 2017.

(2)	Shares subject to the option are fully vested and immediately exercisable.
(3)	Shares subject to the option vest in 48 equal monthly installments beginning on April 1, 2016, subject to continued service.
(4)	Shares subject to the option vest in 48 equal monthly installments beginning on June 1, 2015, subject to continued service.
(5)	Shares subject to the option vest in 39 equal monthly installments beginning on May 1, 2017, subject to continued service.
(6)	Shares subject to the option vest in 48 equal monthly installments beginning on August 1, 2016, subject to continued service.
(7)	Shares subject to the option vest in four equal quarterly installments beginning on August 15, 2019, subject to continued service.
(8)	The RSUs vest in four equal quarterly installments beginning on August 15, 2019, subject to continued service.
(9)	Shares subject to the option vest in six equal quarterly installments beginning on August 15, 2020, subject to continued service.
(10)	The RSUs vest in six equal quarterly installments beginning on August 15, 2020, subject to continued service.
(11)	Shares subject to the option vest in 48 equal monthly installments beginning on March 3, 2015, subject to continued service.
(12)	Shares subject to the option vest in 36 equal monthly installments beginning on September 1, 2017, subject to continued service.
(13)	Shares subject to the option vest in seven equal quarterly installments beginning on August 15, 2020, subject to continued service.
(14)	The RSUs vest in seven equal quarterly installments beginning on August 15, 2020, subject to continued service.

Potential Payments Upon Termination or Upon Termination or Change in Control

In January 2017, we adopted a Severance Policy applicable to our named executive officers and certain other key employees that superseded all previous severance arrangements we had entered into with these eligible employees prior to the Severance Policy becoming effective (except that the individuals’ equity awards will continue to be governed by the terms of the applicable equity agreements and plan documents, including any accelerated vesting provisions). Under our Severance Policy, if any eligible employee, including our named executive officers, is terminated by us other than for cause, as defined in the Severance Policy, death or disability, as defined in the Severance Policy, or if the eligible employee terminates his or her employment with us due to a constructive termination, as defined in the Severance Policy, the eligible employee will be entitled to receive severance benefits as exclusively provided for under the Severance Policy. Upon the occurrence of such an event, an eligible employee would be entitled to the following if such eligible employee timely signs and does not revoke a separation agreement and release of claims: (i) a lump-sum cash severance payment equal to the eligible employee’s rate of pay multiplied by a severance multiple, and (ii) a lump-sum cash payment equal to $1,000 (which will be paid regardless of whether the eligible employee elects COBRA continuation coverage and can be used for any purpose by the eligible employee). The rate of pay for an eligible employee equals the value of one-week of the eligible employee’s base salary. The severance multiple equals four plus the eligible employee’s length of service. For purposes of the Severance Policy, length of service means the eligible employee’s number of completed years of continuous service with us beginning with the eligible employee’s most recent hire date through the date of the qualifying termination, with any partial year of service rounded up to the next full year of service. In the event any of the amounts provided for under the Severance Policy or otherwise payable to an eligible employee would constitute a “parachute payment” within the meaning of Section 280G of the Code and could be subject to the related excise tax, the eligible employee would be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the eligible employee.

In addition, each of our named executive officers’ equity awards continues to be governed by the terms of the applicable equity agreements and plan documents, including any accelerated vesting provisions, except to the extent amended by the letter agreements entered into by the named executive officers described below.

In the event that there is a change of control, as defined in each named executive officer’s award agreement, and on or within 12 months following the date of such change of control, either the named executive officer’s employment is terminated without cause, as defined in the award agreement, or the named executive officer resigns for his employment with good reason, as defined in the award agreement, and provided the named executive officer executes a general release at the time of his termination of employment, then vesting with respect to 50% of the unvested shares subject to each award will accelerate and become vested upon such termination.

For purposes of our equity award agreements with our named executive officers, “cause” means generally:

•	continued refusal or failure to perform duties reasonably expected of the executive in connection with his arrangement to provide services to us or any parent, subsidiary, or successor, as applicable (provided that the executive is given 10 days written notice and opportunity to cure);

•	unprofessional, unethical, or fraudulent conduct or conduct that discredits us or any parent, subsidiary, or successor, as applicable, or is detrimental to our or any parent’s, subsidiary’s, or successor’s, as applicable, reputation, character, or standing;

•	dishonest conduct, or a deliberate attempt to do any injury to us or any parent, subsidiary, or successor, as applicable;

•	a material breach of any employment agreement between the executive and us or any parent, subsidiary, or successor, as applicable; or

•	a criminal act which would reflect badly on us or any parent, subsidiary, or successor, as applicable.

Effective March 20, 2018, each of our executive officers, including our named executive officers, entered into a letter agreement, or a Letter Agreement, with us. Pursuant to the terms of each Letter Agreement, effective as of immediately prior to the completion of a merger involving the Company that constitutes a change of control of the Company under the terms of the individual’s respective equity award agreements, our named executive officers each agreed to waive, and acknowledged that they would not have the right to assert “Good Reason” under the terms of any equity award agreement with us as a result of any changes to their duties, position, authority or responsibilities or the removal from such position and responsibilities. As consideration for entering into the Letter Agreement, the equity awards held by each of our named executive officers were amended to provide that the number of unvested shares subject to an equity award that would vest upon a qualifying termination of employment in connection with a change of control would increase from 50% to 100%. The accelerated vesting percentage applicable to Mr. Schott’s equity awards in the event of a qualifying termination of employment in connection with a change of control did not change.

401(k) Plan

We maintain a tax-qualified retirement plan, or the 401(k) plan, that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following the date they meet the 401(k) plan’s eligibility requirements, and participants are able to defer up to 85% of their eligible compensation subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit sharing contributions to eligible participants, although we have not made any such contributions to date.

Executive Employment Arrangements

Greg Schott

We entered into an executive employment letter dated February 17, 2017 with Greg Schott, our Chief Executive Officer. The letter has no specific term and provides for at-will employment. The letter supersedes all existing agreements and understandings Mr. Schott may have concerning his employment relationship with us, except that Mr. Schott’s equity awards will continue to be governed by the terms of the applicable equity agreements and plan documents (including any accelerated vesting provisions). Mr. Schott’s current annual base salary is $350,000.

Simon Parmett

We entered into an executive employment letter dated February 17, 2017 with Simon Parmett, our President, Field Operations. The letter has no specific term and provides for at-will employment. The letter supersedes all existing agreements and understandings Mr. Parmett may have concerning his employment relationship with us, except that Mr. Parmett’s equity awards will continue to be governed by the terms of the applicable equity agreements and plan documents (including any accelerated vesting provisions). Mr. Parmett’s current annual base salary is $300,000.

Rob Horton

We entered into an executive employment letter dated February 17, 2017 with Rob Horton, our Senior Vice President, Corporate Development and General Counsel. The letter has no specific term and provides for at-will employment. The letter supersedes all existing agreements and understandings Mr. Horton may have concerning his employment relationship with us, except that Mr. Horton’s equity awards will continue to be governed by the terms of the applicable equity agreements and plan documents (including any accelerated vesting provisions). Mr. Horton’s current annual base salary is $287,500.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2017. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	Class of Common Stock	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	Class A(2)	4,105,528	$21.86	15,233,110
	Class B(3)	18,521,206	$4.93	0

Equity compensation plans not approved by stockholders		—	—	—
Total	Class A and Class B	22,626,734	$8.00	15,233,110

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.
(2)	Includes the following plans: MuleSoft, Inc. 2017 Equity Incentive Plan (“2017 Plan”), MuleSoft, Inc. 2017 Employee Stock Purchase Plan (“ESPP”), MuleSoft, Inc. 2016 Equity Incentive Plan (“2016 Plan”) and MuleSoft, Inc. 2006 Stock Plan (“2006 Plan”). Our 2017 Plan provides that on the first day of each fiscal year beginning in fiscal 2018, the number of shares of Class A common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 15,840,000 shares, (ii) five percent (5%) of the of the outstanding shares of all classes of the Company’s common stock on the last day of our immediately preceding fiscal year or (iii) such other amount as our board of directors may determine. Our ESPP provides that on the first day of each fiscal year beginning in fiscal 2018, the number of shares of Class A common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 5,070,000 shares, (ii) two percent (2%) of the outstanding shares of our capital stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. On January 1, 2018, the number of shares of Class A common stock available for issuance under our 2017 Plan and our ESPP increased by 6,565,504 shares and 2,626,201 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.
(3)	Includes the following plans: 2016 Plan and 2006 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 28, 2018 for:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Class A common stock or Class B common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

Applicable percentage ownership is based on 94,416,981 shares of our Class A common stock and 39,145,184 shares of our Class B common stock outstanding as of March 28, 2018. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of March 28, 2018. However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o MuleSoft, Inc., 77 Geary Street, Suite 400, San Francisco, California 94108.

	Class A Common Stock		Class B Common Stock+		Percent of Total Voting
Name of Beneficial Owner	Number	Percent	Number	Percent	Power
5% Stockholders:
Entities affiliated with New Enterprise Associates (1)	—	*	16,115,887	41.2	33.2
Entities affiliated with Lightspeed Venture Partners (2)	—	*	14,019,523	35.8	28.9
Ross Mason (3)	—	*	6,241,329	13.8	12.8

Named Executive Officers and Directors:
Gregory Schott (4)	1,858	*	3,581,825	8.8	7.1
Simon Parmett (5)	—	*	813,033	2.0	1.7
Rob Horton (6)	18,723	*	387,234	1.0	*
Mark Burton (7)	—	*	282,631	*	*
Michael Capellas (8)	—	*	94,457	*	*
Steven A. Collins (9)	—	*	132,644	*	*
Gary Little (10)	86,698	*	—	*	*
Ryu Marcus	—	*	—	*	*
Ravi Mhatre (11)	176,773	*	14,019,523	35.8	28.9
Yvonne Wassenaar	—	*	—	*	*
Ann Winblad (12)	668,108	*	—	*	*
All current executive officers and directors as a group (13 persons) (13)	953,630	*	20,444,011	52.2	42.3

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

+	The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis, such that each holder of Class B common stock beneficially owns an equivalent number of Class A common stock.
(1)	As reported on Schedule 13G/A filed with the SEC on January 29, 2018, consists of (i) 12,679,970 shares of Class B common stock held of record by New Enterprise Associates 14, L.P. (“NEA 14”); (ii) 2,576,939 shares of Class B common stock held of record by New Enterprise Associates 15, L.P. (“NEA 15”); and (iii) 858,978 shares of Class B common stock held of record by NEA 15 Opportunity Fund, L.P. (“NEA 15-OF” and, collectively with NEA 14 and NEA 15, the “Funds”). NEA Partners 14, L.P. (“NEA Partners 14”) is the sole general partner of NEA 14; NEA Partners 15, L.P. (“NEA Partners 15”) is the sole general partner of NEA 15; NEA Partners 15-OF, L.P. (“NEA Partners 15-OF” and, collectively with NEA Partners 14 and NEA Partners 15, the “GPLPs”) is the sole general partner of NEA 15-OF; NEA 14 GP, LTD (“NEA 14 GP”) is the sole general partner of NEA Partners 14; and NEA 15 GP, LLC (“NEA 15 GP” and, collectively with the GPLPs and NEA 14 GP, the “Control Entities”) is the sole general partner of NEA Partners 15 and NEA Partners 15-OF. Peter J. Barris, Forest Baskett, Anthony A. Florence, Jr., David M. Mott, Scott D. Sandell, Peter W. Sonsini and Ravi Viswanathan (together, the “Dual Managers”) are directors of NEA 14 GP and NEA 15 GP. M. James Barrett and Patrick J. Kerins are directors of NEA 14 GP. Joshua Makower and Jon M. Sakoda are managers of NEA 15 GP. By virtue of their relationship as affiliated entities, whose controlling entities have substantially overlapping individual controlling persons, each of the Funds, the Control Entities and the Dual Managers may be deemed to share the power to direct the disposition and vote of the Firm Shares. The address of the principal business office of the Funds and each Control Entity is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.
(2)	As reported on Schedule 13G filed with the SEC on February 14, 2018 and updated from MuleSoft’s records, consists of (i) 10,847,715 shares of Class B common stock held of record by Lightspeed Venture Partners VII, L.P. (“Lightspeed VII”) and (ii) 3,171,808 shares of Class B common stock held of record by Lightspeed Venture Partners Select, L.P. (“Select”). Lightspeed Ultimate General Partner VII, Ltd., (“LUGP VII”) serves as the sole general partner of Lightspeed Ultimate General Partner VII, Ltd. (“LGP VII”), the sole general partner of Lightspeed VII. Barry Eggers, Ravi Mhatre, a director of MuleSoft, Peter Y. Nieh and Christopher J. are directors of LUGP VII and share voting and dispositive power with respect to the shares of Class B common stock held of record by Lightspeed VII. Lightspeed Ultimate General Partner Select, Ltd. (“LUGP Select”) serves as the sole general partner of Lightspeed General Partner Select, L.P. (“LGP Select”), the sole general partner of Select. Messrs. Eggers, Mhatre, Nieh and Schaepe are directors of LUGP Select and share voting and dispositive power with respect to the shares of Class B common stock held by Select. In addition, 6,359 shares of Class A common stock are held of record by The Barry Eggers Revocable Trust dtd 6/4/2008; 172,037 shares of Class A common stock are held of record by Mr. Nieh; 945 shares of Class A common stock are held of record by Nieh Investments LP Fund 3; 172,415 shares of Class A common stock are held of record by the Schaepe-Chiu Living Trust dated 11/5/97 and 567 shares of Class A common stock are held of record by Schaepe-Chiu Investments I LP Fund 2.The address for the entities affiliated with Lightspeed Venture Partners is 2200 Sand Hill Road, Menlo Park, California 94025.
(3)	Consists of (i) 5,887,315 shares of Class B common stock held of record by Mr. Mason and (ii) 354,014 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.
(4)	Consists of (i) 1,858 shares of Class A common stock held of record by Mr. Schott; (ii) 1,991,333 shares of Class B common stock held of record by Mr. Schott; and (iii) 1,590,492 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.
(5)	Consists of (i) 247,461 shares of Class B common stock held of record by Mr. Parmett and (ii) 565,572 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.
(6)	Consists of (i) 18,723 shares of Class A common stock held of record by Mr. Horton; (ii) 263,737 shares of Class B common stock held of record by Mr. Horton; and (iii) 123,497 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.
(7)	Consists of 282,631 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.
(8)	Consists of 94,457 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.
(9)	Consists of 132,644 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.
(10)	Consists of (i) 65,032 shares of Class A common stock held of record by the Little Family 1995 Trust; (ii) 7,222 shares of Class A common stock held in trust for Mr. Little’s elder daughter; (iii) 7,222 shares of Class A common stock held in trust for Mr. Little’s younger daughter; and (iv) 7,222 shares of Class A common stock held in trust for Mr. Little’s son.
(11)	Consists of (i) 176,773 shares of Class A common stock held of record by Mr. Mhatre; (ii) 945 shares of Class A common stock held of record by Mhatre Investments LP-Fund 4 for which Mr. Mhatre serves as trustee of the general partner; and (iii) the shares disclosed in footnote (2) above which are held by entities affiliated with Lightspeed Venture Partners.
(12)	Consists of (i) 659,338 shares of Class A common stock held of record by Ms. Winblad and (ii) 8,770 shares of Class A common stock held of record by Hummer Winblad Venture Partners V, L.P. as nominee for Hummer Winblad Venture Partners V-A, L.P.
(13)	Consists of (i) 953,630 shares of Class A common stock; (ii) 16,567,302 shares of Class B common stock and (iii) 3,876,709 shares of Class B common stock subject to options exercisable within 60 days of March 28, 2018, all of which are vested as of such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Investors’ Rights Agreement

We are party to an investors’ rights agreement which provides, among other things, that certain holders of our capital stock, including entities affiliated with Bay Partners, entities affiliated with Hummer Winblad Venture Partners, entities affiliated with Lightspeed Venture Partners, Morgenthaler Partners VIII, L.P., entities affiliated with New Enterprise Associates and Sapphire Ventures Fund I, L.P., have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing.

Service Arrangements

Ross Mason is employed by us as our Vice President, Product Strategy. He earned $259,250 in annual salary and other cash compensation during 2017. He also received benefits consistent with other employees serving in a similar capacity.

During 2017, we incurred $1,485,454 of expense for professional services, technical support services and other technical services provided on our behalf by Ricston Ltd. and Ricston UK Ltd. Ross Mason has a 30% equity ownership in Ricston Ltd.

During 2017, we paid $167,500 for an application delivery platform provided by NGINX, Inc. and sponsorship of NGINX, Inc.’s conference. Entities affiliated with New Enterprise Associates own greater than 5% equity ownership in NGINX, Inc.

During 2017, we paid $426,605 for purchases of software subscriptions to New Relic, Inc. (“New Relic”), a vendor of the Company. Ms. Wassenaar is the former Chief Information Officer of New Relic.

During 2017, we received payments of $378,709 from Guidewire Software, Inc. (“Guidewire”) in connection with the purchases of software subscriptions to the Company’s Anypoint Platform. Mr. Ryu is the Chief Executive Officer of Guidewire.

Other Agreements

In addition to the indemnification required in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into an indemnification agreement with each member of our board of directors and each of our officers. These agreements provide for the indemnification of our directors and officers for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism, or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

We have entered into employment agreements with certain of our executive officers that, among other things, provide for certain severance and change of control benefits. For a description of employment agreements with our named executive officers, see “Executive Compensation—Executive Employment Agreements.”

We have granted stock options to our named executive officers, other executive officers and certain of our directors. See “Executive Compensation—Executive Employment Agreements.”

Other than as described above, since January 1, 2017, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a formal written policy providing that our audit committee will be responsible for reviewing “related party transactions,” which are transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships), to which we are a party, in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has, had or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our capital stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. In determining whether to approve or ratify any such transaction, our audit committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances and (ii) the extent of the related party’s interest in the transaction. The policy grants standing pre-approval of certain transactions, including (i) certain compensation arrangements of executive officers, (ii) certain director compensation arrangements, (iii) transactions with another company at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares and the aggregate amount involved does not exceed the greater of $200,000 or 2% of the company’s total annual revenue, (iv) transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and (v) transactions available to all U.S. employees generally.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended December 31, 2017 and 2016, audit fees paid to KPMG LLP (“KPMG”) for professional audit services rendered to us were $1.4 million and $2.2 million, respectively. Audit fees include fees for (a) professional services rendered for the annual audit of the 2017 and 2016 consolidated financial statements, (b) review of the interim consolidated financial statements and (c) services that are typically provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements. No audit related, tax, or other services were rendered to us by KPMG LLP for the fiscal years ended December 31, 2017 and 2016.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to KPMG for our fiscal years ended December 31, 2016 and 2017 were pre-approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    Documents filed as part of the report

1.    Financial Statements

Our consolidated financial statements were previously listed in the “Index to Consolidated Financial Statements Under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

2.    Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 or in the notes thereto.

3.    Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this this Amendment No. 1 on Form 10-K/A.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38031	3.1	5/10/2017

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-216130	3.4	3/6/2017

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-216130	4.1	3/6/2017

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-216130	10.1	2/27/2017

10.2	MuleSoft, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-216130	10.2	3/6/2017

10.3	Amended and Restated MuleSoft, Inc. 2017 Employee Stock Purchase Plan and related form agreements.	10-K	001-38031	10.3	2/22/2018

10.4	MuleSoft, Inc. Executive Incentive Compensation Plan.	S-1	333-216130	10.6	2/17/2017

10.5	MuleSoft, Inc. Severance Policy.	S-1	333-216130	10.7	2/17/2017

10.6	Offer Letter between the Registrant and Greg Schott, dated as of February 17, 2017.	S-1	333-216130	10.8	2/17/2017

10.7	Offer Letter between the Registrant and Mark Dao, dated as of February 17, 2017.	S-1	333-216130	10.9	2/17/2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.8	Offer Letter between the Registrant and Rob Horton, dated as of February 17, 2017.	S-1	333-216130	10.10	2/17/2017

10.9	Offer Letter between the Registrant and Matt Langdon, dated as of February 17, 2017.	S-1	333-216130	10.11	2/17/2017

10.10	Offer Letter between the Registrant and Simon Parmett, dated as of February 17, 2017.	S-1	333-216130	10.12	2/17/2017

10.11	Sixth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of May 13, 2015.	S-1	333-216130	10.16	2/17/2017

10.12	Lease between G&G Partners, L.P. and the Registrant, dated as of March 13, 2012, as amended.	S-1	333-216130	10.18	2/17/2017

10.13	Lease Agreement between Landmark Investors S.R.L and MuleSoft Argentina S.R.L., dated as of August 1, 2016, as amended.	S-1	333-216130	10.19	2/17/2017

10.14	MuleSoft, Inc. Outside Director Compensation Policy.	S-1/A	333-216130	10.20	3/6/2017

21.1	List of significant subsidiaries of the Registrant.	10-K	001-38031	21.1	2/22/2018

23.1	Consent of KPMG LLP, Independent Registered Accounting Firm.	10-K	001-38031	23.1	2/22/2018

24.1	Power of Attorney.	10-K	001-38031	24.1	2/22/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38031	31.1	2/22/2018

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38031	31.2	2/22/2018

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	10-K	001-38031	32.1	2/22/2018

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38031	32.2	2/22/2018

(b)    Exhibits

See Item 15(a)(3) above.

(c)    Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 23, 2018.

MULESOFT INC.

By:	/s/ Greg Schott
Greg Schott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Schott Greg Schott	Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2018

/s/ Matt Langdon Matt Langdon	Chief Financial Officer (Principal Accounting and Financial Officer)	April 23, 2018

* Mark Burton	Director

* Michael Capellas	Director

* Steven Collins	Director

* Gary Little	Director

* Ravi Mhatre	Director

* Marcus Ryu	Director

* Yvonne Wassenaar	Director

* Ann Winblad	Director

* By:	/s/ Greg Schott
Greg Schott Attorney-in-Fact